Form 10QSB
period 2005-12-31
SONOMA COLLEGE INC
filed 2006-03-07
CIK 1308930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________TO ____________

                        COMMISSION FILE NUMBER: 33-120671

                              SONOMA COLLEGE, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                   68-0290784
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                             1304 SOUTH POINT BLVD.
                                    SUITE 280
                               PETALUMA, CA 94954
          (Address, including zip code, of principal executive offices)

                                 (707) 283-0800
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes     X      No
          ---           ---

(2)Yes            No     X
          ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At March 6, 2006, the issuer had outstanding 63,885,467 shares of Common Stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one):  Yes[ ]  No[X]

                              SONOMA COLLEGE, INC.

                                   FORM 10-QSB

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                           Page

   Item 1.

            Condensed Consolidated Balance Sheet -
              December 31, 2005 (Unaudited)                                 1-2

            Condensed Consolidated Statements of Operations for the three and
              six months ended December 31, 2005 and 2004 (Unaudited)         3

            Condensed Consolidated Statement of Stockholder Deficit for the
              six months ended December 31, 2005 and 2004 (Unaudited)         4

            Condensed Consolidated Statements of Cash Flows for the
              six months ended December 31, 2005 and 2004 (Unaudited)         5

            Notes to Condensed Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis or Plan of Operations       12

   Item 3.  Controls and Procedures                                          20

                           PART II - OTHER INFORMATION                       21

   Item 1.  Legal Proceedings                                                21

   Item 2.  Changes in Securities                                            21

   Item 3.  Defaults by the Company upon Its Senior Securities               28

   Item 4.  Submission of Matters to a Vote of Security Holders              28

   Item 5.  Other Information                                                28

   Item 6.  Exhibits and Reports on Form 8-K                                 28

            Signatures                                                       29

            Certification Pursuant to Section 302 and 906 of the
            Sarbanes-Oxley Act of 2002                                       29

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                               December 31, 2005
                                                                     (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                        $   80,694
    Accounts receivable, net of allowance for doubtful
      accounts of $97,838                                             322,542
  Prepaid expenses and other current assets                            91,055
                                                                   ----------

          Total Current Assets                                        494,291

PROPERTY AND EQUIPMENT, NET                                           173,288

INTANGIBLE ASSETS, NET                                                299,165

SECURITY DEPOSITS                                                      67,483
                                                                   ----------

          TOTAL ASSETS                                             $1,034,227
                                                                   ==========
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                               December 31, 2005
                                                                     (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   706,093
  Unearned tuition                                                    452,086
  Advanced tuition                                                    174,395
  Notes payable                                                       400,000
  Notes payable to officers/stockholders                              725,391
  Due to related party                                                250,434
  Capital lease obligations, current portion                           29,107
                                                                  -----------

          Total Current Liabilities                                 2,737,506

CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                        99,025
COMMON STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION                   90,655
                                                                  -----------

          TOTAL LIABILITIES                                         2,927,186
                                                                  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Common stock, $0.0001 par value; 250,000,000 shares
   authorized; 63,510,467 shares issued and outstanding,
   net of 375,000 shares included in common stock
   and stock options subject to rescission                              6,351
   Additional paid-in capital                                         913,404
  Accumulated deficit                                              (2,812,714)
                                                                  -----------

          TOTAL STOCKHOLDERS' DEFICIT                              (1,892,959)
                                                                  -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $ 1,034,227
                                                                  ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                     (Unaudited)


                                               For the Three Months Ended  For the Six Months Ended
                                                      December 31,               December 31,
                                                 2005             2004         2005          2004
REVENUES
  Tuition and fee income                    $   653,629      $   480,420   $ 1,243,569   $   842,843
                                            -----------      -----------   -----------   -----------
OPERATING EXPENSES
  Instructional costs                           371,997          298,185       751,709       578,691
  Sales and marketing                            89,243          112,628       162,899       255,957
  General and administration (including
    compensatory element of stock
    compensation of $0, $10,000, $0,
    and $20,000, respectively                   520,075          459,224     1,005,061       780,074
  Depreciation and amortization                  21,939           17,600        45,191        33,947
                                            -----------      -----------   -----------   -----------

       TOTAL OPERATING EXPENSES               1,003,254          887,637     1,964,860     1,648,669
                                            -----------      -----------   -----------   -----------

       LOSS FROM OPERATIONS                    (349,625)        (407,217)     (721,291)     (805,826)
                                            -----------      -----------   -----------   -----------

OTHER EXPENSES
  Interest (expense)                            (23,513)          (1,594)      (39,096)       (3,488)
                                            -----------      -----------   -----------   -----------

       NET LOSS                             $  (373,138)     $  (408,811)  $  (760,387)  $  (809,314)
                                            ===========      ===========   ===========   ===========
NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                               $     (0.01)     $     (0.01)  $     (0.01)  $     (0.01)
                                            ===========      ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED     63,885,467       63,420,453    63,861,010    63,257,976
                                            ===========      ===========   ===========   ===========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                      For the Six Months Ended December 31, 2005
                                                                     (Unaudited)


                          --------------------------
                                 Common Stock
                          -------------------------- -----------  ------------  -----------------   ------------
                                                      Additional                   Deferred
                                                       Paid-in    Accumulated   Consulting and
                            Shares         Amount      Capital      Deficit       Finance Fees         Total
                          ------------  ------------ -----------  ------------  -----------------   ------------
  Balance at July 1, 2005   63,510,467   $    6,351  $   913,404  $(2,052,327)     $      (4,433)   $(1,137,005)
Amortization of deferred
  consulting fees                                                                          4,433          4,433
Net loss                                                             (760,387)                         (760,387)
                          --------------------------------------------------------------------------------------
Balance at December 31,
    2005 (Unaudited)        63,510,467   $    6,351  $   913,404  $(2,812,714)     $          --    $(1,892,959)
                          ======================================================================================



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              Sonoma College, Inc.and Subsidiary
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Six Months Ended
                                                                          December 31,
                                                                  ------------------------
                                                                      2005         2004
                                                                  ------------------------
                                                                   (Unaudited) (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $(760,387)   $(809,314)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                      45,191       33,947
    Provision for bad debts                                            27,000       17,973
    Amortization of deferred consulting fees                            4,433       20,000
    Issuance of common stock for services                                  --       15,000
  Changes in operating assets and liabilities:
    Accounts receivable                                              (103,409)    (189,164)
     Program receivable - related party                                    --      116,000
     Prepaid expenses and other current assets                         12,932          (20)
     Security deposits                                                 (5,778)      (6,369)
     Accounts payable and accrued expenses                            247,536      124,313
     Unearned tuition                                                 118,451      159,320
     Advanced tuition                                                  63,366      147,841
     Due to related party                                              (1,601)          --
     Common stock and stock options subject to rescission              53,719           --
                                                                    ---------    ---------
         NET CASH USED IN OPERATING ACTIVITIES                       (298,547)    (370,473)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of intangibles, curricula                                 (33,100)     (89,299)
  Purchases of property and equipment                                 (20,882)     (35,963)
                                                                    ---------    ---------
         NET CASH USED IN INVESTING ACTIVITIES                        (53,982)    (125,262)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of private placement, net of issuance costs                     --       85,000
  Proceeds of notes payable                                           400,000           --
  Repayment of note payable                                          (150,000)          --
  Proceeds of notes due to officers/stockholders                      441,500      100,000
  Repayment of notes due to officer/stockholder                      (345,000)          --
  Advances from related party                                         100,136           --
  Principal payments on capital lease obligations                     (17,378)      (8,912)
                                                                    ---------    ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                    429,258      176,088
                                                                    ---------    ---------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     76,729     (319,647)

CASH AND CASH EQUIVALENTS - Beginning                                   3,965      346,218
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS - Ending                                  $  80,694    $  26,571
                                                                    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                        $  19,259    $   6,418
    Income taxes                                                    $      --    $     120

  Noncash investing and financing activities:

    Purchase of equipment and online education platform through
      capital lease obligations                                     $  76,160    $      --


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SONOMA COLLEGE, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

         NOTE 1. BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated balance sheet as of December 31, 2005, the condensed consolidated statements of operations for the three and six-month periods ended December 31, 2005 and 2004, stockholders' deficit for the six-month period ended December 31, 2005 and cash flows for the six-month periods ended December 31, 2005 and 2004 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Sonoma College, Inc. ("Sonoma" or "Company") condensed consolidated financial position as of December 31, 2005, and condensed consolidated results of operations for the three and six-month periods ended December 31, 2005 and 2004 and cash flows for the six-month periods ended December 31, 2005 and 2004. The results of operations for the three and six-month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006, or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sonoma for the years ended June 30, 2005 included in its Form SB-2/A pursuant to Rule 424(b)(3) filed with the Securities and Exchange Commission on January 27, 2006.

         The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $760,387 for the six months ended December 31, 2005. In addition, as of December 31, 2005 the Company had a working capital deficiency of $2,243,215 and a stockholders' deficit of $1,892,959. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         NOTE 2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

         The accounting policies followed by Sonoma are set forth in Notes 1 and 2 to Sonoma's audited consolidated financial statements included in its Form SB-2/A filed pursuant to Rule 424 (b) (3) as of and for the years ended June 30, 2005 and 2004. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed consolidated financial statements as of and for the three and six month periods ended December 31, 2005 and 2004.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements of Sonoma include the accounts of Sonoma and its wholly-owned subsidiary, MW Asia, Inc., after elimination of intercompany accounts and transactions.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

         EARNINGS (LOSS) PER SHARE

         Basic net earnings (loss) per share are calculated based on the weighted average number of common shares outstanding for the period. Since any common stock purchase options, outstanding warrants and any security potentially convertible into common stock for the three and six month periods ended December 31, 2005 and 2004 would be anti-dilutive, the basic and fully diluted shares are the same for calculating earnings (loss) per share. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:

                                                          December 31,
                                                    2005                2004
                                                 (Unaudited)         (Unaudited)
                                                  ---------           --------

         Warrants to purchase common stock           40,000                 --

         Options to purchase common stock           400,000            400,000

         Stock options issued under
         2004 Stock Option Plan                   2,870,000                 --
                                                  ---------           --------

                                                  3,310,000            400,000
                                                  =========           ========

         NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         REVENUE RECOGNITION AND UNEARNED TUITION

         Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student's tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Unearned tuition represents the portion of tuition payments received but not earned and is reflected as a current liability in the accompanying condensed consolidated balance sheet as such amount is expected to be earned within the next year. Advanced tuition represents funds received from students related to courses or programs that have not yet commenced. If a student does not commence the related course or program, the full amount is refunded. Revenues are recognized over the period of service and are generally invoiced on a per semester basis.

         STOCK BASED COMPENSATION

         In the six-month periods ended December 31, 2005 and 2004, no options were granted to employees and consultants pursuant to its 2004 Stock Option Plan, except for nonqualified options described in Note 3. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation
         - Transition and Disclosure" which amends SFAS No. 123, Accounting for Stock-Based Compensation," Sonoma has elected to follow the intrinsic value method in accounting for stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation" under the Plan. No compensation expense will be recognized for options that may be granted to employees, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. Since no employee stock options were issued in the periods ended December 31, 2005 and 2004, there was no effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123R to options granted to employees.

         In December 2004, the FASB (the "Financial Accounting Standards Board") issued Statement No. 123R (revised 2004), "Share-Based Payment," ("FAS 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of a company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statement of operations. For small business issuers, the effective date of FAS 123R is for the first annual period beginning after December 15, 2005. All companies issuing this form of compensation will be effected prospectively since they will be required to apply this accounting methodology.

         RECENT ACCOUNTING PROCOUNCEMENTS

         The Emerging Issues Task Force ("EITF") reached a tentative conclusion on EITF No. 05-1, "Accounting for the Conversion of an Instrument That Becomes Convertible upon the Issuer's Exercise of a Call Option" ("EITF No. 05-1") that no gain or loss should be recognized upon the conversion of an instrument that becomes convertible as a result of an issuer's exercise of a call option pursuant to the original terms of the instrument. The consensus for EITF No. 05-1 has not been finalized. The adoption of this pronouncement is not expected to have a material impact on our condensed consolidated financial position, results of operations, or cash flows.

         In June 2005, the FASB ratified EITF Issue No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-2"), which addresses when a convertible debt instrument should be considered 'conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company's condensed consolidated financial position, results of operations or cash flows.

         NOTE 3. NOTES PAYABLE

         a. In March 2005, Sonoma received $150,000 in proceeds from a short-term note payable to an individual which bore interest at 7.5% per annum and was due in September 2005. In addition, the Company issued a 5 year option to purchase 40,000 shares of its common stock at $1.00 per share. The fair value of the option was determined to be immaterial. This note was paid in September 2005.

         b. On July 13, 2005, Sonoma College entered into a one-year revolving credit line agreement with Wisse Enterprises LLC ("Wisse") and executed a promissory note in favor of Wisse in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that Sonoma College may borrow up to $500,000 from Wisse. Sonoma College borrowed $300,000 upon the execution of the agreements at an annual rate of interest of 3.51% (LIBOR), adjusted monthly. As of December 31, 2005, the balance outstanding was $300,000. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing) or the expiration of the agreement. Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. Interest is payable to Wisse Enterprises monthly. The Chairman, Chief Executive Officer and Executive President of Sonoma College personally guaranteed the obligations of Sonoma College pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, the Company issued 375,000 shares of its common stock to Wisse and granted Wisse an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The aggregate fair value of the common stock issued using a value of $.096 per share was $36,000 and the value of the common stock purchase option of $14,763 determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2005, and is being amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         c. In October 2005, Sonoma College entered into a Convertible Promissory Note ("Note") agreement with TLC, LLC for the amount of $100,000. The note bears interest at 7.5% per annum. Related interest expense for the six months ended December 31, 2005 and accrued interest included in accounts payable and accrued expenses each amounted to $1,397. Principal and accrued interest is due and payable in full in October 2006. At Sonoma's option, this Note and accrued interest thereon is convertible at any time prior to maturity into shares of Sonoma common stock at the conversion rate of $.20 per share. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. The aggregate fair value of the common stock purchase option of $2,956 determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs and included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of December 31, 2005, and is being amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         In connection with the registration statement the Company initially filed November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the common shares and stock options issued in the Wisse and TLC, LLC transactions may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $53,719. Therefore, the amount has not been accounted for as a component of stockholders' deficit, but reflected as a component of the liability, "Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of December 31, 2005. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse and TLC, LLC, the amount of which was not material as of December 31, 2005.

         NOTE 4. COMMITMENT AND CONTINGENCIES

         EMPLOYMENT AGREEMENT AND LITIGATION

         On February 26, 2004, as amended on September 12, 2004, Sonoma entered into an employment agreement with its President and Chief Academic Officer (the "CAO"), which had an original expiration date of June 30, 2007, unless renewed by Sonoma no later than May 31, 2006. The employment agreement, as amended, provided for the following compensation:

         (i) For the period beginning on February 26, 2004 and ending on August 31, 2004, compensation at the rate of $75,000 per annum; for the period beginning on September 1, 2004 and ending on the termination of the Agreement, $100,000 per annum.

         (ii) Beginning on September 1, 2004, a quarterly cash bonus of up to $25,000 as determined on a quarter by quarter basis, if the CAO and/or Sonoma achieved certain quarterly objectives as agreed to in writing by and between the Board of Directors of the Company and the CAO, and,

         (iii) For each of the three fiscal years commencing with the year ended June 30, 2005, an option (under its 2004 Stock Option Plan) to purchase three hundred thirty three thousand (333,000) shares of common stock of Sonoma for the achievement of certain objectives as agreed to in writing by and between the Board of Directors of Sonoma and the CAO. The exercise price with respect to any option that could have been granted pursuant to this provision of the employment agreement would be the fair market value of the common stock underlying such option on the date of grant of the option.

         On April 4, 2005, the Board of Directors of Sonoma College terminated the CAO for cause and removed the CAO as a member of the Board of Directors. On May 2, 2005, Sonoma filed a lawsuit against the CAO and his spouse, in the Superior Court of the State of California in and for the County of Sonoma. Management believes, and has alleged in its complaint against the CAO and his wife, that, among other things: (i) the COA breached his employment agreement and other common law duties to Sonoma College by working for a competitor, the University of Northern California; and, (ii) the CAO breached the Assignment of Right and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement entered into with Sonoma College by licensing the intellectual property transferred to the Company pursuant to the agreement to third parties. Pursuant to the complaint, management requested that the court grant compensatory damages, punitive damages, attorneys' fees and injunctive relief. Management intends to aggressively enforce its rights and claims in connection with the complaint. The CAO has filed an answer to Sonoma's complaint and a cross-complaint for wrongful termination, breach of contract and conversion. Sonoma has filed an answer to the cross-complaint.

         In addition, the CAO filed a complaint with the U.S. Department of Labor with respect to the issues set forth in his cross-complaint pursuant to the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002. Mr. Stalcup's complaint was dismissed by the U.S Department of Labor in August 2005 because Sonoma was determined not to be an employer subject to the applicable provisions of the Sarbanes-Oxley Act. The CAO appealed the U.S. Department of Labor's determination in September 2005. In February 2006, this appeal was dismissed by the U.S Department of Labor.

         Management does not believe that the lawsuit will have a material adverse effect on its consolidated financial position or results of operations.

         TERMINATED CONSULTING AGREEMENT

         In May 2005, the Company entered into a one-year consulting agreement with CEOCast, Inc. ("CEOCast"). Pursuant to the Consulting Agreement, CEOCast was to assist the Company with its investor relations (including, assistance with its website, preparation of informational materials, strategic advice and other customary investor relations services). CEOCast was paid $10,000 for the first and last month's payment under the agreement, and issued 200,000 shares of Sonoma College's fully-paid non-assessable restricted common stock. In addition, the Company was to pay CEOCast $5,000 per month during the term of the agreement. In November 2005, the Company became aware that on February 6, 1998, the Federal Reserve Board issued an Order of Prohibition against the current Chairman and President of CEOCast. As a result of this information, the Company has notified CEOCast that it will immediately terminate the original agreement ab initio, cancel the 200,000 common shares issued under the agreement, originally valued at $19,200, and seek recovery of any funds paid to CEOCast.

         CAPITALIZED LEASE OBLIGATIONS

         During the six months ended December 31, 2005, Sonoma entered into two capitalized lease-purchase agreements for (i) furniture and computer equipment and (ii) to finance the annual operating cost of its online education platform. The total principal amount of the purchase commitments approximated $76,000.

         PROGRAM REVIEW AUDITS AND COMPLIANCE

         As a condition to participating in the various grant and loan programs, Sonoma is subject to various program review audits conducted by the financial aid provider and an independent auditor. The results of these audits sometimes lead to assessments for non-compliance and Sonoma must make restitution. For the years through June 30, 2004, no events of noncompliance have taken place. Based upon Sonoma's experience, no accruals for potential assessments for the six month period ended December 31, 2005 (unaudited) were required.

         Sonoma is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, Higher Educations Agency ("HEA"), and the regulations promulgated there under by the Department of Education ("DOE"), subjects Sonoma to significant regulatory scrutiny on the basis of numerous standards that must be satisfied in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

         To participate in the Title IV Programs, Sonoma must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2005, management believes that Sonoma was in substantial compliance with the foregoing non-financial requirements.

         Sonoma must demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, Sonoma's annual audited consolidated financial statements. This financial information was provided to DOE by December 31, 2005. The DOE then calculates Sonoma's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds received by the institution during its prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Sonoma received approximately $1,620,000 in Title IV funds for the year ended June 30, 2005. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of an independent compliance certificate, among other terms and conditions. Based upon the Company's financial results for the year ended June 30, 2005, Sonoma will not satisfy the composite score established for financial responsibility for the year ended June 30, 2005. It therefore may be required to post a letter of credit under the alternatives described in the preceding sentences. Management is unable to determine at this time the amount of any letter of credit that may be required.

         COMMONS STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION

         In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the 2,570,000 of these options issued under the 2004 Plan, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option pricing model of $36,936 has been classified as a liability, "Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of December 31, 2005. In addition, the Company would be obligated for interest expense in the event of rescission by each of the option holders, the amount of which is immaterial as of December 31, 2005.

         In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued to Wisse in July 2005 and the common stock purchase option issued to TLC, LLC in October
         2005 may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options valued at $53,719. This amount has been included as a component of the liability, "Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of December 31, 2005. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse, the amount of which is immaterial as of December 31, 2005.

         NOTE 5. CONSORTIUM AGREEMENT

         On August 3, 2004, the Company and Casa Loma College, Inc. ("Casa"), a California Corporation, entered into an academic consortium agreement whereby select Sonoma programs will be operated at Casa's campuses and select Casa programs will be operated at the Company's campuses in the form of "satellite programs". Under the agreement, the Company provides its MRI Technology Program at campuses owned and/or operated by Casa. The agreement stipulates 60% of net tuition and fees, as defined, will be earned by the Company and 40% by Casa. Net tuition and fees are defined in the agreement as gross revenues of the program reduced by faculty salaries, instructional supervision costs, certain other related fees and costs and uncollected revenue. For the three and six months ended December 31, 2005 and 2004, with respect to the Casa Loma program, the Company invoiced gross tuition and fees of $266,000, $544,000, $37,100 and $60,500, respectively, and reported on an accrual basis earned tuition and fees of $167,200, $297,000, $18,100 and $22,400, respectively. The agreement has an initial two-year term, which will renew for successive two-year terms unless notice of cancellation is given by either party to the other within 90 days of the expiration of any term.

         NOTE 6. RELATED PARTY TRANSACTIONS

         a. On February 26, 2004, as amended on September 12, 2004, Sonoma and Homeland Safety Training, Inc., a company which is majority owned by the former President, Academic Dean, and Director of Sonoma, entered into an Assignment of Rights and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement in connection with the license of certain intellectual property consisting of course content and related copyrights. Pursuant to the agreement, as amended, Sonoma granted Homeland Safety Training, Inc. an option to purchase 400,000 shares of common stock of Sonoma at an exercise price of twenty-five cents ($0.25) per share. The option may be exercised during the period beginning on June 30, 2006 and ending on June 30, 2011 (Also See Note
         4 - Employment Agreement and Litigation).

         b. During the three and six-months ended December 31, 2004, pursuant to an oral agreement between Sonoma and Technology Exchange, Inc. ("Technology Exchange"), a company wholly-owned by the Chief Operating Officer, a stockholder and a director, Sonoma incurred $30,000 and $13,263 in reimbursed out-of-pocket expenses for consulting services. During the three and six month periods ended December 31, 2005, Sonoma incurred $30,000 and $60,000 in consulting fees, respectively, and $2,157 and $8,822 in out-of-pocket expenses, respectively. In addition, during the three and six-month periods ended December 31, 2005, Technology Exchange advanced $80,891 and $120,182, respectively, in the payment of direct expenses. The services provided by Technology Exchange related to general management, marketing and business development. As of December 31, 2005, $250,434 was due to Technology Exchange, of which $96,680 was related to consulting fees and expenses and $153,754 to direct expenses incurred.

         c. During the six months ended December 31, 2005, Sonoma received an aggregate of $441,500 in proceeds from officers/stockholders, and repaid $345,000 of such notes resulting in an aggregate balance of $725,391 at December 31, 2005. Related interest expense for the six months ended December 31, 2005 amounted to $19,097. Related accrued interest included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet amounted to $28,915 as of December 31, 2005.

         d. On July 1, 2005, Sonoma entered into a month-to-month arrangement for the use of office space, computer and telephone services provided by an officer/stockholder in the amount of $1,600 per month. Sonoma has incurred $4,800 under this arrangement, which is included in the results of operations for the three and six months ended December 31, 2005. A similar one-year arrangement existed for the year ended June 30, 2005, on a month-to-month basis, as has been entered into for the year ending June 30, 2006.

         NOTE 7. SUBSEQUENT EVENT

         On February 1, 2006, Sonoma entered into an employment agreement with Dr. Tricia Devin, appointing her as the new Chief Academic Officer (the "CAO") of Sonoma College. The agreement expires January 15, 2007, provided that such term shall be automatically extended for additional periods of one (1) year commencing on January 16, 2007 and each January 16th thereafter unless either party shall have given notice in accordance with the terms of the agreement to the other party that such party does not desire to extend the term of this Agreement.

         The employment agreement provides for the following compensation:

         (i) Compensation for the term of the agreement at the rate of $100,000 per annum;

         (ii) Executive housing expenses of One Thousand One Hundred and Thirty Dollars ($1,130) per month for the period commencing on the Effective Date and terminating on July 31, 2006;

         (iii)    Moving costs, not to exceed Three Thousand Dollars ($3000);
         and

         (iv) A qualified stock option (under the Company's 2004 Stock Option Plan) to purchase one hundred thousand (100,000) shares of common stock of Sonoma. The exercise price with respect to any option granted pursuant to this provision of the employment agreement is $0.50 per share, is immediately exercisable and shall expire five years from the date of grant, or within 90 days of termination.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT. THIS REPORT CONTAINS STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WE CAUTION YOU THAT FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE STATEMENTS THAT CONSTITUTE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

         FORWARD-LOOKING STATEMENTS

         When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of
         Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

         GENERAL

         Our stated strategy is to expand through the introduction of Consortium Agreement programs with other institutions, increase student population at our San Francisco and Petaluma Campuses and the establishment of other programs and relationships through which we can utilize our online platform. We have executed several Consortium arrangements and recently entered into a relationship with the New York City Fire Department to offer our Homeland Response and Emergency Management program. In order to implement this plan we have incurred substantial additional costs for program and curricula development, facilities, faculty, financial aid, registrar and other administrative costs well in advance of realizing any material incremental revenue, most significantly in fiscal 2005 and continuing into fiscal 2006. As can be seen from the table below, our student count has increased substantially over time. Although there can be no assurance of this, we expect our student population to continue to increase as a result of the foregoing programs in each new semester start over the next 12 months. Should we achieve increased student population, we anticipate that our operating costs as a proportion of tuition and fee income should decrease starting in fiscal 2006 from fiscal 2005. We can give no assurance, however, that our plan will be successful. In order to continue funding the foregoing during the six-month period ended December 31, 2005, we completed the process, we expended substantial resources, of becoming a publicly traded company with the declaration of our Registration statement on Form SB-2/A effective January 25, 2006 by the Securities and Exchange Commission, secured a $500,000 revolving credit arrangement, received $100,000 from the issuance of a convertible note and funding from our officers and stockholders. There can be no assurance however, that our plans will ultimately be successful and we may not achieve adequate revenues or profitability even if we received additional capital from the various sources identified, which itself is not certain.

         We own and operate a proprietary, post-secondary institution that offers students associate degrees, diplomas or certificates in the allied healthcare and homeland security fields. We currently operate two campuses. Our main campus is located in Petaluma, California (about an hour north of San Francisco) and our second campus is located in the downtown financial district of San Francisco. We derive our revenues from the following sources: (i) tuition, fees and charges paid by, or on behalf of, our students and (ii) revenue derived from the consortium agreements commencing in fiscal 2005. A large number of our students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. We received approximately 81.1% and 68.1% of revenue determined on a cash basis from such funds for the years ended June 30, 2005 and June 30, 2004, respectively.

         Our revenues vary based on student enrollment and population. The number of students that attend our campuses, the number of new student enrollments during a fiscal period, student retention rates and general economic conditions generally impact student population. The introduction of new programs and emphasis on existing ones are significant factors affecting increased student population in our programs. The following table summarizes student enrollment as of each date:

         June 30, 2003                                          76
         September 30, 2003                                    111
         December 31, 2003                                      77
         June 30, 2004                                         125
         September 30, 2004                                    140
         December 31, 2004                                     216
         March 31, 2005                                        220
         June 30, 2005                                         224
         September 30, 2005                                    230
         December 31, 2005                                     267

         Revenues fluctuate as a result of seasonal variations in our business and due to capacity and scheduling limitations. These factors impact student population, which varies as a result of new student enrollments and student attrition. Historically, we have had lower student enrollments in the 1st quarter of our fiscal year (July-August-September) compared to the remainder of the fiscal year. This is due to fewer scheduled enrollments during the months of June, July and August. In addition, as our programs vary in length generally from 5 to 21 months, this impacts the scheduling of new starts in some programs. Except for part time faculty costs, expenses remain relatively fixed, however, and do not vary as significantly as student population and tuition revenues. We expect quarterly fluctuations in operating results to continue as a result of enrollment patterns, capacity and scheduling limitations. Such patterns may change, however, as a result of acquisitions, new school openings, increased capacity and new program introductions. The operating results for any quarter are not necessarily indicative of the results for any future period.

         We must be authorized by the state in which we operate, accredited by an accrediting commission recognized by the ED, and certified by ED to participate in Title IV Programs. Any substantial restrictions on our ability to participate in Title IV Programs would adversely affect our ability to enroll students.

         Accounts receivable are due from students and are primarily expected to be paid through the use of Federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. Under the HEA requirements, students are obligated to us for education costs that the student can no longer pay with HEA Title IV funds. We expect that non-Title IV counts receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase.

         CRITICAL ACCOUNTING ESTIMATES

         Our financial results can be materially affected by estimates made in certain specific areas, including the adequacy of our allowance for doubtful accounts, the anticipated life of our intangible assets including capitalized curricula and realization of these costs through earnings. The adequacy of our allowance for doubtful accounts is dependent upon our ability to be guaranteed collection of receivables under the aforementioned Title IV program. Should the Title IV program available to our students be reduced in the future, we could be exposed to a greater risk to losses from uncollectible student receivables. Intangible assets including capitalized curricula costs relate to our various course offerings, including our new Homeland Security curriculum. We are amortizing these costs over their estimated useful lives of five years. Under current accounting principles we are required to periodically evaluate the recoverability of these and other long-lived assets. If projected discounted cash flows are not adequate, we may be required to expense some or all of these costs in the period in which such a determination is made or reduce the remaining useful life. The occurrence of any of these events could materially reduce our financial results, net assets and cash flows in the period in which the event or events occur.

         RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AS COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2004:

                                                  For the Six Months Ended
                                                         December 31
                                                2005                  2004
                                            (Unaudited)            (Unaudited)
                                            -----------            -----------
REVENUES
Tuition and fee income                        $1,243,569          $  842,843

OPERATING EXPENSES
Instructional costs                              751,709             578,691
Sales and marketing                              162,899             255,957
General and administration
  (including ompensatory element of stock
  compensation $20,000 in 2004)                1,005,061             780,074
Depreciation and amortization                     45,191              33,947
                                              ---------------------------------
TOTAL OPERATING EXPENSES                       1,964,860           1,648,669
                                              ---------------------------------

LOSS FROM OPERATIONS                            (721,291)           (805,826)
OTHER EXPENSES
  Interest expense                               (39,096)             (3,488)
                                              ---------------------------------

NET LOSS                                      $ (760,387)         $ (809,314)
                                              =================================

         Total revenues for the six months ended December 31, 2005 increased by $401,000 to $1,243,000, or an aggregate increase of 47.6%. We experienced an increase in student enrollment from 216 students at December 31, 2004 to 267 at December 31, 2005. This resulted in substantial increase in tuition earned in all our programs, including Physical Therapy Assistant, MRI, Massage Therapy and the Casa Loma consortium program (MRI). We also experienced increased service fees and student application fees as a direct result of increased student count.

         In 2004, we began to implement our growth strategy of developing direct sources of revenues and direct programs which we believe will maximize our potential and value in the long run. We entered into our first Consortium Agreement in August 2004, with Casa Loma College whereby select programs of each institution will be operated on the other's campuses in the form of "satellite" programs. The mutually agreed upon initial focus is on providing our MRI Technology Program at campuses owned and/or operated by Casa Loma College. We earn 60% of the net tuition and fees as defined in the agreement. Net tuition represents gross tuition and fees reduced by defined direct faculty, supervision and certain other associated costs we incur. The initial contract term is for two years, automatically renewable for successive two-year terms unless cancelled by either party. Initial student enrollment under this program commenced on September 27, 2004. For the six months ended December 31, 2005, with respect to the Casa Loma program, we invoiced gross tuition and fees of $544,000 and reported on an accrual basis earned tuition and fees of $297,000. For the six-month period ended December 31, 2004, we invoiced $60,500 in gross tuition and fees and reported on an accrual basis earned tuition and fees of $22,360.

         We have greatly expanded awareness efforts in our marketplace by enhancing our website and through advertising. In order to support the anticipated growth in student population, we have enhanced the capacity of our institution which reflects itself in increased instructional costs, sales and marketing, and general and administrative expenses. These trends are more fully discussed below.

         We are in negotiations with other institutions for similar arrangements.

         TUITION AND FEE INCOME:

         Revenue from our MRI program, excluding Casa Loma, increased $102,600 or 29.6% to $450,250 in the six months ended December 31,, 2005 as compared to $347,700 in the comparable period of the preceding year. We continue to expand this program, which we began in 2002, to meet the demand in the marketplace as this specialty grows. The Casa Loma consortium program described above accounted for $297,000 in tuition revenue earned on an accrual basis for the six months ended December 31, 2005 as compared to $22,000 in the comparable period in 2004. The additional direct costs of this program include the cost of additional on-line and faculty instructors, an instructional supervision costs program director, and other direct fees and costs associated with specific courses of the curriculum. For the six month period ended December 31, 2005, the net accrual basis profit for the program after deducting the costs described in the preceding sentence and the Casa Loma related commission, approximated $189,000. Certain costs vary with numbers of students, are fixed costs or are a combination of both.

         We had $33,900 in Homeland Security earned tuition in the six months ended December 31, 2005 as compared to $34,600 in the comparable period for 2004. Physical Therapy Assistant tuition increased by $68,200 or 33.1% to $274,300 for the six months ended December 31, 2005 as compared to $206,100 for the comparable period of the preceding year as we continued to expand the program in our new Petaluma location. Tuition earned on all Massage Therapy ("MT") programs decreased by $68,300 or 50% to $68,400 for the six months ended December 31, 2005 as compared to a $37,200 increase for the comparable period of the preceding year. Tuition earned increased overall and in each program except Homeland Security and MT. This continued improvement in tuition earned by program results from our hiring new professional personnel and faculty, and the greater recognition of our institution achieved through our marketing and advertising programs. Tuition and fee income also includes book sales, student application and service fees and other miscellaneous items. The aggregate revenues of these sources increased $44,200 or 58.6% to $119,600 for the six months ended December 31, 2005 as compared to $75,400 for the comparable period of the preceding year, and represented 9.6% and 8.9%, respectively. Student application and service fees increased because of higher student count and increases in per fee amounts, combined with $14,000 in first time revenues related to the National Holistic Institution, Inc. consortium program.

         OPERATING EXPENSES:

         INSTRUCTIONAL COSTS

         Instructional Costs include direct and indirect salaries and payroll taxes, operating expenses of programs including curricula and Internet costs, and other educational related expenses. Instructional costs increased by $173,000 or 29.9% to $751,700 for the six months ended December 31, 2005 as compared to $578,700 for the comparable period in the preceding year. Direct instructional salaries increased by $63,800 or 27.9% to $292,700 for the six months ended December 31, 2005 as compared to $228,900 for the comparable period of the preceding year as a direct result the growth in our programs and the increase in enrollment. Program director and related salaries increased modestly by $12,200 or 6.8% to $190,600 for the six months ended December 31, 2005 as compared to $178,400 for the comparable period of the preceding year. We had previously staffed these functions in anticipation of and to support the growth that we are now experiencing, specifically in our PTA and MRI program and to support the implementation our consortium program strategy. We incurred $101,700 in consortium costs in the six month period ended December 31, 2005. The major component was $81,840 in commissions payable to Casa Loma in connection with our related consortium program revenue. We experienced a decrease of $12,000 or 11.2% in non-personnel related instructional costs to $94,370 for the six months ended December 31, 2005 as compared to $106,370 for the comparable period the preceding year. These costs are generally associated with the growth and support of our programs in which we made major investments in prior periods. We are currently reducing and controlling costs to the extent possible in reaction to our current cash position.

         SALES AND MARKETING:

         Sales and Marketing includes the costs of advertising, promotion, recruitment and associated costs and expenses. Sales and marketing decreased $93,100 or 36.4% to $162,900 for the six months ended December 31, 2005 as compared to $256,000 for the comparable period of the preceding year. Recruitment salaries remained stable in the period. Advertising, marketing and lead generation costs decreased $97,300 or 52.6% to $87,800 for the six months ended December 31, 2005 as compared to $185,000 for the comparable period the preceding year. We significantly reduced lead generation and advertising expenses to conserve cash, while being able to increase student enrollment because of previous efforts and the success of the Casa Loma consortium program. In addition, these costs tend to decline in the summer months. We anticipate that these costs will increase in the future.

         GENERAL AND ADMINISTRATION:

         We continued to make significant improvement in the strength and professionalism of our management and executive team. General and administration costs increased $224,900 or 28.8% to $1,005,000 for the six months ended December 31, 2005 as compared to $780,100 in the comparable period of the preceding year. Occupancy costs increased $86,200 or 78.7% to $195,700 for the six months ended December 31, 2005 as compared to $109,500 in the comparable period of the preceding year. We occupied expanded facilities in San Francisco and incurred the full cost of the new Petaluma facility for the current fiscal quarter. We incurred related moving costs ($6,400) and security costs ($15,200) associated with the office relocation. Telecommunications costs increased approximately $15,000 and travel expense increased approximately $26,800 in the current fiscal period as compared to the prior year's comparable period in support of our growth and strengthening of management oversight. Legal and accounting increased $44,500 or 20% to $266,600 for the six months ended December 31, 2005 as compared to $222,100 in the comparable period of the preceding year. Substantially all of the increase is associated with the SEC registration process including the costs associated with the preparation of SEC Form SB-2 and response to SEC comments, interim and audited financial statements, and the legal costs associated with the litigation described in Note 4 to our condensed consolidated financial statements included elsewhere herein, and similar costs. Legal, accounting, consulting and in house costs associated with being a public company, and the future costs of compliance with the Sarbanes-Oxley Act of 2002 will continue to be significant. We also continue to experience increases in office, financial aid and other expenses as we have increased staff, space and operations.

         DEPRECIATION AND AMORTIZATION:

         Depreciation and amortization expense increased $11,300 or 33.1% to $45,200 for the six months ended December 31, 2005 as compared to $33,900 for the comparable period of the preceding year. Substantially all of the increase relates to additional depreciation associated with acquisition of furniture and computer equipment related expanded facilities.

         INTEREST EXPENSE:

         Interest expense increased $35,600 to $39,100 for the six months ended December 31, 2005 as compared to $3,500 in the comparable period of the preceding year. The increase resulted from additional interest related to capital lease financing, stockholder loans and the revolving line of credit.

         NET LOSS:

         The decrease of $48,900 in the net loss of $760,400 for the six months ended December 31, 2005 as compared to $809,300 in the comparable period of the preceding year resulted from increases in instructional, general and administration, depreciation and amortization and interest expense aggregating $444,900, partially offset by an increase in revenues and a decrease in sales and marketing aggregating $493,800. As detailed above, increases in operating expenses in all areas were required to support our significant tuition revenue growth in our regular and new programs and planned future growth. We anticipate tuition revenue and consortium revenue growth to continue. We have experienced increased tuition revenue in the six months ended December 31, 2005 as compared to the comparable period of the preceding year. We have also increased our expenses to support our strategic growth plan as discussed above which has negatively impacted current results of operations.

         The following discussion of our financial condition and plan of operations should be read in conjunction with the condensed consolidated financial statements and the notes to those statements included elsewhere in this document. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in this document, our actual results may differ materially from those anticipated in these forward-looking statements.

         LIQUIDITY AND CAPITAL RESOURCES

         Our condensed consolidated financial statements appearing elsewhere herein have been prepared assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company incurred a net loss of $760,387 for the six months ended December 31, 2005. In addition, as of December 31, 2005 the Company had a working capital deficiency of $2,243,215, and a stockholders' deficit of $1,892,959. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our plans in regard to these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As of December 31, 2005, we had cash and cash equivalents of $80,694, as compared to $3,965 as of June 30, 2005. For the six months ended December 31, 2005, this increase resulted from $298,547 used in operations, $53,982 used in investing activities offset by $429,258 provided by financing activities.

         We used and are using these proceeds from financing activities for working capital purposes, including the continuing development of the consortium programs, marketing and recruitment activities, enhancement of our online learning website and the continued strengthening of the management team, administrative staff and faculty. We also incurred legal, accounting and consulting costs in filing a registration statement on Form SB-2 with the Securities and Exchange Commission, which are included in results of operations as described above.

         Our working capital deficiency, stockholders' deficits and net losses reported above, are primarily a consequence of increased expenditures and expenses for our plans to strengthen and grow operations to support expected growth in revenues, as more fully described under General caption of the MD&A Section. We have generated additional cash to fund operations in the period from July 1, 2004 through June 30, 2005 from officer/stockholders in the form of $629,000 in demand notes bearing interest at 7% per annum, additional private placement proceeds of $85,000, the receipt of $75,000 of private placement subscriptions receivable and proceeds of a $150,000 short term note payable due September 2005 and bearing interest at 7.5% (paid in accordance with its terms in September 2005). The short-term note holder also received a five-year warrant to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. During the six months ended December
         31. 2005, we entered into a revolving credit line agreement with Wisse Enterprises LLC and executed a promissory note in favor of Wisse Enterprises LLC in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that we may borrow up to $500,000 from Wisse Enterprises at a rate of interest equal to LIBOR (3.51% per annum, adjusted monthly). Of this availability, $300,000 was borrowed by Sonoma College upon the execution of the agreements, and $200,000 remains available. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing), or the expiration of the agreement (July 12, 2006). Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. Interest is payable to Wisse Enterprises monthly. Charles Newman, Chairman, Chief Executive Officer and Executive President of Sonoma College, personally guaranteed the obligations of Sonoma College pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, Sonoma College issued 375,000 shares of common stock of Sonoma College to Wisse Enterprises and granted Wisse Enterprises an option to purchase 250,000 shares of common stock of Sonoma College at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. These transactions were exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933. See below, however, for a discussion of the rescission liability.

         In July 2005, we paid $275,000 of our obligations under Notes payable - officers/stockholders from proceeds received from the revolving credit line agreement.

         On October 24, 2005, Sonoma College entered into a Convertible Promissory Note ("Note") agreement with a limited liability company, TLC, LLC for the amount of $100,000. The note bears interest at 7.5% per annum. Principal and accrued interest is due and payable in October 2006. At Sonoma's option, this Note and accrued interest thereon is convertible at any time prior to maturity into shares of Sonoma common stock at the conversion rate of $.20 per share. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. These transactions were exempt from registration pursuant to
         Section 4(2) of the Securities Act of 1933.

         As more fully described in Note 4 to our condensed consolidated financial statements, Sonoma must also demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, Sonoma's annual audited financial statements in order to maintain eligibility under the various Title IV loan programs. This material has to be provided to DOE by December 31, 2005. The DOE then calculates Sonoma's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds received by Sonoma during its prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of a compliance certificate from its independent auditors, among other terms and conditions. Based upon its financial results for the year ended June 30, 2005, Management determined that Sonoma will not satisfy the composite score established for financial responsibility for the year ended June 30, 2005. It therefore may be required to post a letter of credit under the alternatives described in the preceding sentences ranging from at least 10% to at least 50% of Title IV funds received in fiscal 2005. Sonoma received $1,620,000 in Title IV funds for the year ended June 30, 2005. Management is unable to determine at this time the amount of any letter of credit that may be required.

         Additional funds may be required to support future operations, which may be derived from sources identified above and other sources, including additional equity financing and loan arrangements. While management believes that we will have adequate working capital resources through December 31, 2006, as noted above, we may require additional funds to support operations and there is no assurance that adequate sources of capital will be available.

         Unearned tuition and advanced tuition, which is a component of our working capital deficiency as of December 31, 2005, aggregated $626,481. An increase in these current liabilities improves cash flow to the extent that the most recent condensed consolidated balance sheet amount exceeds the balance as of the preceding condensed consolidated balance sheet date, with the opposite impact if the amount decreases in the more current period as compared to the preceding period. Reported revenue for financial statement reporting purposes will increase, however, in subsequent reporting periods as unearned and advanced tuition becomes earned revenue.

         We have taken steps to improve our collection of accounts receivable and minimize bad debt write-offs. These steps include hiring experienced personnel, instituting and enforcing collection procedures with students and instituting periodic payment plans and/or installment notes for the unfunded portion of student tuition and fees.

         Effective June 30, 2004, we terminated our arrangement with Higher Education Services, LLC, a related party. Program revenues - related party were $731,500 for fiscal 2004 under that arrangement. In addition and consistent with our plans detailed under General above, we have concluded that focusing our resources on initiatives such as the growing our Homeland Security, MRI and PTA courses and consortium programs will yield more lasting results in building our reputation and notoriety on a regional and national level.

         In connection with the November 22, 2004 registration statement the Company filed on Form SB-2 with the Securities and Exchange Commission:

         1. Certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the 2,570,000 of these options issued under the 2004 Plan, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition, these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option-pricing model of $36,936 has been reflected as a component of the liability entitled Common stock and stock options subject to rescission, in the condensed consolidated balance sheet at December 31, 2005. In addition, the Company would be obligated for interest expense in the event of rescission by each of the option holders, the amount of which was immaterial as of December 31, 2005;

         2. The 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued in connection with the July 2005 Wisse financing and the warrant purchase 50,000 shares issued in the TLC, LLC transaction in October 2005 discussed above may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently, Wisse may have a right of rescission for the value of these shares and options of $53,719. This amount has been included as a component of the liability entitled Common stock and stock options subject to rescission, in the accompanying condensed consolidated balance sheet as of December 31, 2005. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse, the amount of which is immaterial as of December 31, 2005.

         On February 1, 2006, Sonoma entered into an employment agreement with Dr. Tricia Devin, appointing her as the new Chief Academic Officer (the "CAO") of Sonoma College. The agreement expires January 15, 2007, provided that such term shall be automatically extended for additional periods of one (1) year commencing on January 16, 2007 and each January 16th thereafter unless either party shall have given notice in accordance with the terms of the agreement to the other party that such party does not desire to extend the term of this Agreement.

         The employment agreement provides for the following compensation:

                  (v) Compensation for the term of the agreement at the rate of $100,000 per annum;

                  (vi) Executive housing expenses of One Thousand One Hundred and Thirty Dollars ($1,130) per month for the period commencing on the Effective Date and terminating on July 31, 2006;

                  (vii) Moving costs, not to exceed Three Thousand Dollars ($3000); and

                  (viii)   A qualified stock option (under its 2004 Stock Option
                           Plan) to purchase one hundred thousand (100,000) shares of common stock of Sonoma. The exercise price with respect to any option granted pursuant to this provision of the employment agreement is $0.50 per share, is immediately exercisable and shall expire five years from the date of grant, or within 90 days of termination.

         The Company had no off-balance sheet commitments as of December 31, 2005.

         ITEM 3. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, the Company reviewed its internal controls, and there have been no significant changes in those internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On April 4, 2005, the Board of Directors of Sonoma College terminated H. John Stalcup as Academic President for cause and removed Mr. Stalcup as a member of the Board of Directors. On May 2, 2005, Sonoma College filed a lawsuit against
H. John Stalcup and Julia A. McCarthy, his spouse, in the Superior Court of the State of California in and for the County of Sonoma. We believe, and have alleged in our complaint against H. John Stalcup and Julia A. McCarthy, that, among other things:

Mr. Stalcup breached his employment agreement and other common law duties to Sonoma College by working for a competitor, University of Northern California; and,

Mr. Stalcup breached the Assignment of Right and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement entered into with Sonoma College by licensing the intellectual property transferred to us pursuant to the agreement to third parties.

Pursuant to the complaint, we requested that the court grant to us compensatory damages (as the proofs will determine), punitive damages, attorney's fees and injunctive relief. We intend to aggressively enforce our rights and claims in connection with the complaint. As of January 13, 2006, H. John Stalcup has filed an answer to our complaint and a cross-complaint for wrongful termination, breach of contract and conversion. We have filed an answer to the cross-complaint.

In addition, Mr. Stalcup filed a complaint with the U.S. Department of Labor with respect to the issues set forth in his cross-complaint pursuant to the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002. Mr. Stalcup's complaint was dismissed by the U.S Department of Labor in August 2005 because Sonoma was determined not to be an employer subject to the applicable provisions of the Sarbanes-Oxley Act. Mr. Stalcup appealed the U.S. Department of Labor's determination in September 2005. In February 2006, Mr. Stalcup's appeal was dismissed by the U.S Department of Labor.

Other than the Stalcup litigation, we are not currently a party to any material legal action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We registered the resale of 10,925,707 shares of our common stock (the "Shares") offered by selling stockholders of Sonoma College, Inc. at a price of $1.00 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the "Offering"). The SEC declared our registration statement on Form SB-2 (File No. 333-120671), effective at 9:00 pm (Eastern Time) on January 25, 2006 (the "Effective Date"). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

Since our inception we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.

o On April 28, 2004, the shareholders and the Board of Directors authorized and effected a 102,740.268-for-one forward stock split.

o In the period April 12, 2004 through August 5, 2004, we issued 8,385,416 shares of our common stock for an aggregate amount of $795,000 before costs to 33 accredited investors. As of August 5, 2004, all of the proceeds from the offering commencing April 12, 2004 has been received by us. These transactions were exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933. At the time of the offering, we were not: (i) subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act'; (ii) an investment company; or (iii) a development stage company. In addition, the integration of each offering within a twelve month period did not exceed $1,000,000.

o On September 1, 2004, we issued 750,000 shares of our common stock to 56 shareholders of MW Asia, Inc., a Nevada corporation, pursuant to the terms of a Merger Agreement by and between, MW Asia, Inc., Sonoma College Acquisition, Inc., a wholly owned subsidiary of Sonoma, and Sonoma wherein MW Asia, Inc. was merged into Sonoma College Acquisition, Inc. The merger was authorized by written consent of a majority of the shareholders of MW Asia (one shareholder). The shares issued to the shareholders of MW Asia were valued at $0.022 per share or $16,500 in the aggregate. The merger was consummated in contemplation of a reverse merger with the surviving company being MW Asia, Inc. as certain of its securities were publicly tradable, pursuant to an order of the U.S. Federal Bankruptcy Court and Section 3(a)(7) of the Securities Act of 1933. These plans were subsequently abandoned by management. This transaction was exempt from registration pursuant to Rule 504 of Regulation D of the Securities Act of 1933 as the integration of the April 12, 2004 private offering and the MW Asia issuances ($795,000; $16,500; and $15,000) do not exceed $1,000,000 and each issuance fully complied with the requirements set forth in Rule 504. At the time of the offering, we were not: (i) subject to the reporting requirements of
Section 13 or 15(d) of the Exchange Act'; (ii) an investment company; or (iii) a development stage company. In addition, the integration of each offering within a twelve month period did not exceed $1,000,000.

o In November 2004, David H. Weaver, Ph.D., Chief Financial Officer and a Member of the Board of Directors of Sonoma College, lent Sonoma College $100,000 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Weaver. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 by reason that:

         No commissions were paid for the issuance of such security;

         The issuance of such security by Sonoma College did not involve a "public offering";

         The purchaser of security was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of securities to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since Mr. Weaver agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering.").

o On November 21, 2004, Sonoma agreed to issue 156,250 shares of its common stock at $.096 per share for $15,000 to a consultant, Myron Landin, in exchange for financial and accounting services rendered in the preparation of Form SB-2. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 by reason that:

No commissions were paid for the issuance of such security;

The issuance of such security by Sonoma College did not involve a "public offering";

The purchaser of security was a sophisticated and accredited investor;

The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

Sonoma College did not undertake an offering in which we sold a high number of securities to a high number of investors; and

In addition, the purchaser had the necessary investment intent as required by
Section 4(2) since Mr. Landin agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering.").

o In March 2005, an individual advanced Sonoma College $150,000 pursuant to a short term note payable which is due September 1, 2005 and bears interest at 7.5%. The note was paid in full by Sonoma College in September 2005. The noteholder also received a warrant to purchase 40,000 shares of common stock of Sonoma at $1.00 per share. The warrant expires on September 1, 2010. The fair value of the warrant was determined to be immaterial utilizing the Black-Scholes option-pricing model with the following assumptions: 75% volatility, five-year expected life, risk-free interest rate of 2.91% and a dividend yield ratio of 0%. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 by reason that:

         No commissions were paid for the issuance of such security;

         The issuance of such security by Sonoma College did not involve a "public offering";

         The purchaser of security was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of securities to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since the noteholder agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering.").

Sonoma has relied on Section 4(2) of the Securities Act of 1933 for the offerings to Mr. Weaver, Mr. Landin and the noteholder as set forth above. The exemption for issuances of securities provided by Section 4(2) does not allow for a "general solicitation". It has been held that the mere filing of a registration statement constitutes a "general solicitation" and thus any subsequent issuances of securities without a registration statement with respect to those securities violates Section 5 of the Securities Act of 1933.

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The fair value of these options received by the noteholder determined using the Black-Scholes option-pricing model is $36,936. This amount has been included as a component of the liability entitled Common Stock and Stock Options subject to Rescission, in the condensed consolidated financial statements as of December 31, 2005.

o In March 2005, Charles D. Newman, Chief Executive Officer, Executive President and Chairman of the Board of Directors of Sonoma College, lent Sonoma College $119,000 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Newman. In May and June 2005, Mr. Newman advanced an additional $219,000 to Sonoma under identical terms and conditions as described in the preceding sentence. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 by reason that:

         No commissions were paid for the issuance of such security;

         The issuance of such security by Sonoma College did not involve a "public offering";

         The purchaser of security was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of securities to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since Mr. Newman agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering.").

o In March 2005, Joseph S. Keats, Chief Operating Officer, Vice President of Business Development and a Member of the Board of Directors of Sonoma College, lent Sonoma College $68,891 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Keats. Additionally, in April 2005, Joseph S. Keats, lent Sonoma College $122,000 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Keats. These transactions were exempt from registration pursuant to Section 4(a) of the Securities Act of 1933 by reason that:

         No commissions were paid for the issuance of such security;

         The issuance of such security by Sonoma College did not involve a "public offering";

         The purchaser of security was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of securities to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since Mr. Keats agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering.").

Sonoma has relied on Section 4(2) of the Securities Act of 1933 for the offerings to Mr. Newman and Mr. Keats as set forth above. The exemption for issuances of securities provided by Section 4(2) does not allow for a "general solicitation". It has been held that the mere filing of a registration statement constitutes a "general solicitation" and thus any subsequent issuances of securities without a registration statement with respect to those securities violates Section 5 of the Securities Act of 1933.

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the

Securities Act of 1933, we could be required to repurchase the options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation.

o In April 2005, Sonoma College granted options to 30 persons to purchase, in the aggregate, 2,570,000 shares of common stock of Sonoma College at an exercise price of $0.50 per share pursuant to the Sonoma College 2004 Share Option Plan. Each option expires on their respective third anniversary and may be exercised in part or in full. Pursuant to the April 2005 option grants, Charles Newman, Chairman, Chief Executive Officer and Executive President of Sonoma College, received an option to purchase 360,000 shares of common stock of Sonoma College; David Weaver, Chief Financial Officer of Sonoma College, received an option to purchase 360,000 shares of common stock of Sonoma College; Joseph Keats, Chief Operations Officer of Sonoma College, received an option to purchase 360,000 shares of common stock of Sonoma College; Harry Rosenthal, Director of Sonoma College, received an option to purchase 10,000 shares of common stock of Sonoma College; Michael Goldberg, Director of Sonoma College, received an option to purchase 10,000 shares of common stock of Sonoma College; and Cohen and Czarnik LLP, counsel to Sonoma College, received an option to purchase 500,000 shares of common stock of Sonoma College.

With respect to 27 of the 30 issuances, Rule 701 provides the appropriate exemption. Rule 701 provides an exemption for issuances of securities to employees and consultants of companies that are not subject to the reporting requirements of the Securities Act of 1934. Generally, pursuant to Rule 701, the maximum amount of the exemption is $1,000,000.

At the time of the issuances, Sonoma was not subject to the reporting requirements of the Securities Act of 1934, the issuances were to employees or consultants (the consultants are: (i) natural persons; (ii) the services provided by consultants were bona fide services; and (iii) the services provided by the consultants were not in connection with the offer or sale of securities in a capital-raising transaction, and did not directly or indirectly promote or maintain a market for the issuer's securities). In addition, the common stock underlying the options which if valued by the exercise price (Rule 701(d)(3)) does not exceed $1,000,000.

With respect to the remaining 3 issuances, Sonoma has relied on Section 4(2) of the Securities Act of 1933 by reason that:

         No commissions were paid for the issuance of such security;

         The issuance of such security by Sonoma College did not involve a "public offering";

         The purchaser of security was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of securities to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since the option recipients agreed to and received security bearing a legend stating that such security is restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that this security would not be immediately redistributed into the market and therefore not be part of a "public offering.").

The exemption for issuances of securities provided by Section 4(2) does not allow for a "general solicitation". It has been held that the mere filing of a registration statement constitutes a "general solicitation" and thus any subsequent issuances of securities without a registration statement with respect to those securities violates Section 5 of the Securities Act of 1933.

Sonoma College believes that these securities that were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as set forth above, were within the exemption provided by Section 4(2) by reason that:

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The fair value of these options determined using the Black-Scholes option-pricing model is $36,936. This amount has been included as a component of the liability entitled Common stock and stock options subject to rescission, in the condensed consolidated financial statements as of December 31, 2005.

o In May 2005, Sonoma College had entered into a consulting agreement with CEOCast, Inc. ("CEOCast") Pursuant to the Consulting Agreement, CEOCast was to assist Sonoma College with its investor relations (including, assistance with its website, preparation of informational materials, strategic advice and other customary investor relations services). Sonoma College paid CEOCast $10,000 which represented the first and last month's payment under the agreement, and had issued 200,000 shares of Sonoma College's fully-paid non-assessable restricted common stock. In addition, Sonoma College was to pay to CEOCast $5,000 per month during the term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On November 30, 2005, the Company became aware that on February 6, 1998, the Federal Reserve Board issued an Order of Prohibition against the current Chairman and President of CEOCast. As a result of this information, the Company has notified CEOCast that it will immediately terminate the original agreement ab initio, cancel the 200,000 common shares issued under the agreement, originally valued at $19,200, and seek recovery of any funds paid to CEOCast.

Sonoma has relied on Section 4(2) of the Securities Act of 1933. The exemption for issuances of securities provided by Section 4(2) does not allow for a "general solicitation". It has been held that the mere filing of a registration statement constitutes a "general solicitation" and thus any subsequent issuances of securities without a registration statement with respect to those securities violates Section 5 of the Securities Act of 1933.

Sonoma College believes that these securities that were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as set forth above, were within the exemption provided by Section 4(2) by reason that:

         No commissions were paid for the issuance of such securities;

         The issuance of such securities by Sonoma College did not involve a "public offering";

         The purchaser of securities was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of shares to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since it agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering.").

o In July 2005, Sonoma College entered into a revolving credit line agreement with Wisse Enterprises LLC and executed a promissory note in favor of Wisse Enterprises LLC in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that Sonoma College may borrow up to $500,000 from Wisse Enterprises ($300,000 was borrowed by Sonoma College upon the execution of the agreements) at a rate of interest equal to LIBOR. Each draw down (borrowing) from the revolving credit line is due on the first anniversary of such draw down (borrowing). Any draws

(borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. Interest is payable to Wisse Enterprises monthly. Charles Newman, Chairman, Chief Executive Officer and Executive President of Sonoma College, personally guaranteed the obligations of Sonoma College pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, Sonoma College issued 375,000 shares of common stock of Sonoma College to Wisse Enterprises and granted Wisse Enterprises an option to purchase 250,000 shares of common stock of Sonoma College at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Sonoma has relied on Section 4(2) of the Securities Act of 1933. The exemption for issuances of securities provided by Section 4(2) does not allow for a "general solicitation". It has been held that the mere filing of a registration statement constitutes a "general solicitation" and thus any subsequent issuances of securities without a registration statement with respect to those securities violates Section 5 of the Securities Act of 1933.

Sonoma College believes that these securities that were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as set forth above, were within the exemption provided by Section 4(2) by reason that:

         No commissions were paid for the issuance of such securities;

         The issuance of such securities by Sonoma College did not involve a "public offering";

         The purchaser of securities was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of shares to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since it agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering.").

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares and options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The fair value of these shares and options is $55,552. This amount has been included as a component of the liability entitled Common Stock and Stock Options subject to Rescission, in the condensed consolidated financial statements at December 31, 2005.

o In October 2005, Sonoma College entered into a Convertible Promissory Note ("Note") agreement with TLC, LLC for the amount of $100,000. The note bears interest at 7.5% per annum. Principal and accrued interest is due and payable in October 2006. At Sonoma's option, this Note and accrued interest thereon is convertible at any time prior to maturity into shares of Sonoma common stock at the conversion rate of $.20 per share. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         Sonoma has relied on Section 4(2) of the Securities Act of 1933. The exemption for issuances of securities provided by Section 4(2) does not allow for a "general solicitation". It has been held that the mere filing of a registration statement constitutes a "general solicitation" and thus any subsequent issuances of securities without a registration statement with respect to those securities violates
         Section 5 of the Securities Act of 1933.

         Sonoma College believes that these securities that were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as set forth above, were within the exemption provided by
         Section 4(2) by reason that:

         No commissions were paid for the issuance of such securities;

         The issuance of such securities by Sonoma College did not involve a "public offering";

         The purchaser of securities was a sophisticated and accredited investor;

         The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the such sales, size of the offering, manner of the offering and number of securities offered;

         Sonoma College did not undertake an offering in which we sold a high number of shares to a high number of investors; and

         In addition, the purchaser had the necessary investment intent as required by Section 4(2) since it agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the 1933 Securities Act. (These restrictions ensure that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering.").

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares and options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. As of the date of this registration statement, the fair value of these options is $2,976. This amount will be included as a component of the liability entitled Common Stock and Stock Options subject to Rescission, in the condensed consolidated financial statements at December 31, 2005.

With respect to any sales of securities of Sonoma College that were made while the SB-2 Registration Statement was pending, Sonoma College did not consider that the mere filing of this Registration Statement constituted a "general solicitation". Sonoma College never prepared or distributed preliminary prospectuses based on this Registration Statement, nor had it undertaken any selling activities whatsoever relating to the Registration Statement. Each of the purchasers with respect to such sales was a sophisticated and accredited investor, with prior relationships with Sonoma College or its officers or directors, and the Registration Statement had little or no impact on their decision to invest.

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

Exhibit 10.27     Employment Agreement with Dr. Tricia Devin

Exhibit 31.1      Certification of Charles Newman pursuant to Rule 13-14(a) and
                  Item 307 of Regulation SB

Exhibit 31.2      Certification of David H. Weaver pursuant to Rule 13-14(a) and
                  Item 307 of Regulation SB

Exhibit 32.1      Certification by Charles Newman Pursuant to the 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2      Certification by David H. Weaver Pursuant to the 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SONOMA COLLEGE, INC.
                                        --------------------
                                            (Registrant)


Dated:  March 1, 2006          By  /s/ Charles D. Newman
                                   ------------------------
                                   Charles D. Newman
                                   Chairman of the Board and President
                                   (Chief Executive Officer and Chief Financial
                                   Officer)