Form 10QSB
period 2006-03-31
SONOMA COLLEGE INC
filed 2006-05-22
CIK 1308930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

(1) Yes  |X|    No

(2) Yes  __     No  |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At April 30, 2006, the issuer had outstanding 63,885,467 shares of Common Stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

                              SONOMA COLLEGE, INC.

                                   FORM 10-QSB


                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
   Item 1.                                                                  -

                    Condensed Consolidated Balance Sheet -
                    March 31, 2006 (Unaudited)                               1-2

                    Condensed Consolidated Statements of Operations
                    for the three and nine months ended March 31, 2006
                    and 2005 (Unaudited)                                       3

                    Condensed Consolidated Statement of Stockholder
                    Deficit for the nine months ended March 31, 2006
                    and 2005 (Unaudited)                                       4

                    Condensed Consolidated Statements of
                    Cash Flows for the nine months ended
                    March 31, 2006 and 2005 (Unaudited)                        5

                    Notes to Condensed Consolidated Financial Statements       7


   Item 2.          Management's Discussion and Analysis or
                    Plan of and Results of Operations                         15

   Item 3.          Controls and Procedures


                           PART II - OTHER INFORMATION

   Item 1.          Legal Proceedings

   Item 2.          Changes in Securities

   Item 3.          Defaults by the Company upon Its Senior Securities

   Item 4.          Submission of Matters to a Vote of Security Holders

   Item 5.          Other Information

   Item 6.          Exhibits and Reports on Form 8-K

                    Signatures

                    Certification Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------


                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                  March 31, 2006
                                                                     (Unaudited)


                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
Cash and cash equivalents                                             $ 115,945
Accounts receivable, net of allowance for
  doubtful accounts of $90,172                                          143,739
Prepaid expenses and other current assets                                54,802
                                                                      ---------

Total Current Assets                                                    314,486

PROPERTY AND EQUIPMENT, NET                                             161,948

INTANGIBLE ASSETS, NET                                                  298,270

SECURITY DEPOSITS                                                        69,683
                                                                      ---------

TOTAL ASSETS                                                          $ 844,387
                                                                      =========





     See accompanying notes to condensed consolidated financial statements.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                                  March 31, 2006
                                                                     (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
Accounts payable and accrued expenses                              $    969,624
Unearned tuition                                                        373,742
Advanced tuition                                                        157,199
Notes payable                                                           500,000
Capital lease obligations, current portion                               29,671
                                                                   ------------

      Total Current Liabilities                                       2,030,236

NOTES PAYABLE TO OFFICERS/STOCKHOLDERS                                  939,391
NOTE PAYABLE - RELATED PARTY                                            230,981
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          91,419
COMMON STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION                     87,699
                                                                   ------------

      TOTAL LIABILITIES                                               3,379,726
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Common stock, $0.0001 par value; 250,000,000 shares
     authorized; 63,510,467 shares issued and outstanding,
     net of 375,000 shares included in common stock and
     stock options subject to rescission                                  6,351
Additional paid-in capital                                              951,362
Accumulated deficit                                                  (3,493,052)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIT                                          (2,535,339)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    844,387
                                                                   ============



     See accompanying notes to condensed consolidated financial statements.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                     (Unaudited)

                                                        For the Three Months Ended                   For the Nine Months Ended
                                                    ----------------------------------         ----------------------------------
                                                                 March 31,                                    March 31,
                                                    -----------------------------------------------------------------------------
                                                        2006                  2005                   2006                 2005
                                                    -----------------------------------------------------------------------------
REVENUES
--------
   Tuition and fee income                           $    526,090          $    459,810         $   1,769,658        $   1,302,653
                                                    ------------          ------------         -------------        -------------
OPERATING EXPENSES
------------------
Instructional costs                                      381,256               355,497             1,132,964              934,188
Sales and marketing                                       38,600               152,284               201,499              408,239
General and administration
   (including compensatory element
   of stock compensation of $37,958,
   $10,000,  $37,958, and $45,000,
   respectively)                                         740,631               448,079             1,745,693            1,228,153
Depreciation and amortization                             22,417                19,415                67,607               53,362
                                                    ------------          ------------         -------------        -------------

      TOTAL OPERATING EXPENSES                         1,182,904               975,275             3,147,763            2,623,942
                                                    ------------          ------------         -------------        -------------

      LOSS FROM OPERATIONS                              (656,814)             (515,465)           (1,378,105)          (1,321,289)

OTHER (EXPENSE)
---------------
Interest                                                 (23,524)               (5,681)              (62,620)              (9,169)
                                                    ------------          ------------         -------------        -------------

      NET LOSS                                      $   (680,338)         $   (521,146)        $  (1,440,725)       $  (1,330,458)
                                                    ============          ============         =============        =============

NET LOSS PER COMMON SHARE -  BASIC
AND DILUTED                                         $      (0.01)              $ (0.01)              $ (0.02)             $ (0.02)
                                                    ============          ============         =============        =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC AND DILUTED                63,885,467            63,510,467            63,869,044           63,344,143
                                                    ============          ============         =============        =============


     See accompanying notes to condensed consolidated financial statements.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                        For the Nine Months Ended March 31, 2006
                                                                     (Unaudited)

                                   -----------------------------
                                             Common Stock
                                   -------------------------------------------------------------------------------------------------

                                                                    Additional                         Deferred
                                                                      Paid-in        Accumulated    Consulting and
                                        Shares          Amount        Capital          Deficit       Finance Fees          Total
                                   -------------------------------------------------------------------------------------------------

Balance at July 1, 2005               63,510,467       $ 6,351       $ 913,404       $(2,052,327)      $ (4,433)       $(1,137,005)

Amortization of deferred
  consulting fees                             --            --              --                --          4,433              4,433

Issuance of stock options
  for services                                --            --          37,958                --             --             37,958

Net loss                                      --            --              --        (1,440,725)            --         (1,440,725)
                                   -------------------------------------------------------------------------------------------------

Balance at March 31, 2006
  (Unaudited)                         63,510,467       $ 6,351       $ 951,362       $(3,493,052)      $     --        $(2,535,339)
                                   =================================================================================================



     See accompanying notes to condensed consolidated financial statements.

                                              Sonoma College, Inc.and Subsidiary
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Nine Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            2006                   2005
                                                                       -----------------------------------
                                                                         (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                              $ (1,440,725)          $ (1,330,458)

   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                           67,607                 53,362
     Provision for bad debts                                                 11,012                 39,198
     Amortization of deferred consulting fees                                 4,433                 30,000
     Issuance of common stock and options for services                       37,958                 15,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                     91,382               (199,795)
     Program receivable - related party                                          --                116,000
     Prepaid expenses and other current assets                               49,184                 (7,924)
     Security deposit                                                        (7,978)               (51,175)
     Accounts payable and accrued expenses                                  511,068                364,230
     Unearned tuition                                                        40,107                153,257
     Advanced tuition                                                        46,170                 82,166
     Due to related party                                                     2,849                     --
     Common stock and stock options subject to rescission                    50,763                     --
                                                                       ------------           ------------
           NET CASH USED IN OPERATING ACTIVITIES                           (536,170)              (736,139)
                                                                       ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
    Purchases of intangibles, curricula                                     (42,150)              (123,475)
Purchases of property and equipment                                         (22,012)               (43,707)
                                                                       ------------           ------------
           NET CASH USED IN INVESTING ACTIVITIES                            (64,162)              (167,182)
                                                                       ------------           ------------



CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
     Proceeds from private placement, net of issuance costs                      --                 85,000
     Collection from stock subscriptions receivable                              --                 75,000
     Proceeds of notes payable                                              500,000                150,000
     Repayment of note payable                                             (150,000)                    --
     Proceeds of notes payable to officers/stockholders                     705,500                287,891
     Repayment of notes payable to officers/stockholders                   (395,000)                    --
     Advances from related party                                             76,232                     --
     Principal payments on capital lease obligations                        (24,420)               (15,039)
                                                                       ------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   712,312                582,852
                                                                       ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        111,980               (320,469)

CASH AND CASH EQUIVALENTS  - Beginning                                        3,965                346,218
-------------------------                                              ------------           ------------


CASH AND CASH EQUIVALENTS  - Ending                                    $    115,945           $     25,749
-------------------------                                              ============           ============

     See accompanying notes to condensed consolidated financial statements.

                                              Sonoma College, Inc.and Subsidiary
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                             March 31,
                                                     -------------------------
                                                        2006           2005
                                                     -------------------------
                                                    (Unaudited)    (Unaudited)

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                         $ 21,651        $  9,169
    Income taxes                                     $     --        $    120
  Non-cash investing and financing activities:
    Purchase of equipment through
      capital lease obligations                      $ 76,160        $ 49,985
    Conversion of due to related party to
      Notes payable to related party                 $230,981        $     --



     See accompanying notes to condensed consolidated financial statements.

                              SONOMA COLLEGE, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2006 and 2005, stockholders' deficit for the nine-month periods ended March 31, 2006 and cash flows for the nine-month periods ended March 31, 2006 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly Sonoma's condensed consolidated financial position as of March 31, 2006, and condensed consolidated results of operations for the three and nine-month periods ended March 31, 2006 and 2005 and cash flows for the nine-month periods ended March 31, 2006 and 2005. The results of operations for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006, or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sonoma for the years ended June 30, 2005 and 2004 included in its Form SB-2/A pursuant to Rule 424(b)(3) filed with the Securities and Exchange Commission on January 27, 2006.

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,440,725 for the nine months ended March 31, 2006. In addition, as of March 31, 2006 the Company had a working capital deficiency of $1,715,750 and a stockholders' deficit of $2,535,339. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Sonoma are set forth in Notes 1 and 2 to Sonoma's audited consolidated financial statements included in its Form SB-2/A filed pursuant to Rule 424 (b) (3) as of and for the years ended June 30, 2005 and 2004. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the condensed consolidated financial statements as of and for the three and nine month periods ended March 31, 2006 and 2005.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements of Sonoma include the accounts of Sonoma and its wholly-owned subsidiary, MW Asia, Inc., after elimination of intercompany accounts and transactions.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimated amounts.

EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share are calculated based on the weighted average number of common shares outstanding for the period. Since any common stock purchase options, outstanding warrants and any security potentially convertible into common stock for the three and nine month periods ended March 31, 2006 and 2005 would be anti-dilutive, the basic and fully diluted shares are the same for calculating earnings (loss) per share. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:

                                                     March 31,
                                               2006             2005
                                           (Unaudited)      (Unaudited)
                                           -----------      -----------

Warrants to purchase common stock              40,000             --

Options to purchase common stock              400,000        400,000

Stock options issued under
2004 Stock Option Plan                      3,100,000             --
                                           ----------       --------
                                            3,540,000        400,000
                                           ==========       ========


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

STOCK BASED COMPENSATION

On April 25, 2004, Sonoma adopted its 2004 Stock Option Plan. In the nine month period ended March 31, 2006 230,000 (including 150,000 granted to employees) options were granted to employees and consultants pursuant to its 2004 Stock Option Plan. During the nine month period ended March 31, 2005, there were no options granted to employees and consultants. These options have an exercise price of $.50 per share, a three-year life and vest upon grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, Accounting for Stock-Based Compensation," Sonoma has elected to follow the intrinsic value method in accounting for stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and FASB Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation" under the Plan. No compensation expense will be recognized for options that may be granted to employees, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees in the three and nine month periods ended March 31, 2006:

                                             For the Three      For the Nine
                                             Months Ended       Months Ended
                                            March 31, 2006     March 31, 2006


  Net loss                                    $  (680,338)     $ (1,440,725)
  Deduct:
      Total stock-based employee
      compensation expense
      determined under fair
      value-based method for all awards          (119,687)         (119,687)
                                              -----------      ------------
  Pro forma net loss                          $  (800,025)     $ (1,560,412)
                                              ===========      ============

  Basic and diluted net loss
  per common share as reported                $      (.01)     $       (.02)
                                              ===========      ============
  Basic and diluted pro forma
  net loss per common share                   $      (.01)     $       (.02)
                                              ===========      ============

The Company recognized $37,958 in stock compensation expense with respect to 80,000 non-employee stock options issued in the quarter ended March 31, 2006.

The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:


      Expected life (years)                      3
      Risk free interest rate               4.54%-4.72 %
      Volatility                                164%
      Dividend rate                              0%


The volatility was based upon a review of the history of comparable companies.

In December 2004, the FASB (the "Financial Accounting Standards Board") issued Statement No. 123R (revised 2004), "Share-Based Payment," ("FAS 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of a company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statement of operations. For small business issuers, the effective date of FAS 123R is for the first annual period beginning after December 15, 2005. The Company expects that FAS 123R will have a significant impact on its condensed consolidated financial statements.


RECENT ACCOUNTING PROCOUNCEMENTS

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and SFAS No. 6 ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle be requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will be effective for the next fiscal year commencing July 1, 2006. The Company does not expect that SFAS No. 154 will have a material effect on its consolidated financial staements.

NOTE 3. NOTES PAYABLE

a. In March 2005, Sonoma received $150,000 in proceeds of a short-term note payable to an individual which bore interest at 7.5% per annum, was due in September 2005. In addition, the Company issued a 5 year option to purchase 40,000 shares of its common stock at $1.00 per share. The fair value of the option was determined to be immaterial. This note was paid in September 2005.

b. On July 13, 2005, Sonoma College entered into a one-year revolving credit line agreement with Wisse Enterprises LLC ("Wisse") and executed a promissory note in favor of Wisse in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that Sonoma College may borrow up to $500,000 from Wisse. Sonoma College borrowed $300,000 upon the execution of the agreements at an annual rate of interest of 3.51% (LIBOR), adjusted monthly. Related interest expense for the nine months ended March 31, 2006 and accrued interest included in accounts payable and accrued expenses each amounted to $7,626. As of March 31, 2006 the balance outstanding was $400,000. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing) or the expiration of the agreement. Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. Interest is payable to

Wisse Enterprises monthly. The Chairman, Chief Executive Officer and Executive President of Sonoma College personally guaranteed the obligations of Sonoma College pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, the Company issued 375,000 shares of its common stock to Wisse and granted Wisse an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The aggregate fair value of the common stock issued using a value of $.096 per share of $36,000 and the value of the common stock purchase option of $14,763 determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of March 31, 2006, and is being amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

c. In October 2005, Sonoma College entered into a Convertible Promissory Note ("Note") agreement with TLC, LLC for the amount of $100,000. The note bears interest at 7.5% per annum. Related interest expense for the nine months ended March 31, 2006 and accrued interest included in accounts payable and accrued expenses each amounted to $3,247. Principal and accrued interest is due and payable in full in October 2006. At Sonoma's option, this Note and accrued interest thereon is convertible at any time prior to maturity into shares of Sonoma common stock at the conversion rate of $.20 per share. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. The aggregate fair value of the common stock purchase option of $2,956 was determined utilizing the Black-Scholes option pricing model.

In connection with the registration statement the Company initially filed November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the common shares and stock options issued in the Wisse and TLC, LLC transactions may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $50,763. Consequently, the amount has not been accounted for as a component of stockholders' deficit, but reflected as a component of the liability, "Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of March 31, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse and TLC, LLC, the amount of which was not material for the three and nine months ended March 31, 2006.


NOTE 4. COMMITMENT AND CONTINGENCIES

LITIGATION

On February 26, 2004, as amended on September 12, 2004, Sonoma entered into an employment agreement with H. John Stalcup as its President and Chief Academic Officer (the "CAO"), which had an original expiration date of June 30, 2007, unless renewed by Sonoma no later than May 31, 2006. The employment agreement, as amended, originally provided for the following compensation:

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

EMPLOYMENT AGREEMENT

On February 1, 2006, Sonoma entered into an employment agreement with Dr. Tricia Devin, appointing her as the new Chief Academic Officer (the "CAO") of Sonoma College. The agreement expires January 15, 2007 and provides that such term shall be automatically extended for additional periods of one (1) year commencing on January 16, 2007 and each January 16th thereafter unless either party shall have given notice in accordance with the terms of the agreement to the other party that such party does not desire to extend the term of this Agreement.

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

(iii) Moving costs, not to exceed Three Thousand Dollars ($3000); and

(iv) A qualified stock option (under its 2004 Stock Option Plan) to purchase one hundred thousand (100,000) shares of common stock of Sonoma. The exercise price with respect to any option granted pursuant to this provision of the employment agreement is $0.50 per share, is immediately exercisable and shall expire five years from the date of grant, or within 90 days of termination.

TERMINATED CONSULTING AGREEMENT

In May 2005, the Company entered into a one-year consulting agreement with CEOCast, Inc. ("CEOCast"). Pursuant to the Consulting Agreement, CEOCast was to assist the Company with its investor relations (including, assistance with its website, preparation of informational materials, strategic advice and other customary investor relations services). CEOCast was paid $10,000 for the first and last month's payment under the agreement, and issued 200,000 shares of Sonoma College's fully-paid non-assessable restricted common stock. In addition, the Company was to pay CEOCast $5,000 per month during the term of the agreement. On November 30, 2005, the Company became aware that on February 6, 1998, the Federal Reserve Board issued an Order of Prohibition against the current Chairman and President of CEOCast. As a result of this information, the Company has notified CEOCast that it will immediately terminate the original agreement ab initio, cancel the 200,000 common shares issued under the agreement, originally valued at $19,200, and seek recovery of any funds paid to CEOCast. The consolidated balance sheet as of June 30, 2005 has been restated to reflect the cancellation of these shares, and to reverse deferred consulting fees of $19,200, which had originally been included in the consolidated statement of stockholders' (deficit) equity for the fiscal year ended June 30, 2005.

CAPITALIZED LEASE OBLIGATIONS

During the nine months ended March 31, 2006, Sonoma entered into two capitalized lease-purchase agreements for (i) furniture and computer equipment and (ii) to finance the annual operating cost of its online education platform. The total initial principal amount of the transactions approximated $76,000.

PROGRAM REVIEW AUDITS AND COMPLIANCE

As a condition to participating in the various grant and loan programs, Sonoma is subject to various program review audits conducted by the financial aid provider and an independent auditor. The results of these audits sometimes lead to assessments for non-compliance and Sonoma must make restitution. For the years through June 30, 2004, no events of noncompliance have taken place. Based upon Sonoma's experience, no accruals for potential assessments for the nine month period ended March 31, 2006 (unaudited) and the year ended June 30, 2005, respectively, were required.

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

To participate in the Title IV Programs, Sonoma must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2005, management believes that Sonoma was in substantial compliance, with the foregoing non-financial requirements.

Sonoma must demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, Sonoma's annual consolidated audited financial statements. This financial information was provided to DOE by March 31, 2006. The DOE then calculates Sonoma's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds received by the institution during its prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Sonoma received $1,620,000 in Title IV funds for the year ended June 30, 2005. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of an independent compliance certificate, among other terms and conditions. Based upon the Company's financial results for the year ended June 30, 2005, Sonoma will not satisfy the composite score established for financial responsibility for the year ended June 30, 2005. In addition, there is also a letter of credit requirement imposed by the accreditation agency in the event of a change in control. Such a change in control occurred on the effective date of the Company's aforementioned registration statement. Management has been advised that the letter of credit requirement approximated $407,000.

COMMONS STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION

In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the 2,570,000 of these options issued under the 2004 Plan, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option pricing model of $36,936 originally included in additional paid-in capital in stockholders' (deficit) has been restated as a liability,"Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of March 31, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by the each of the option holders, the amount of which is immaterial as of March 31, 2006.

In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued to Wisse in July 2005 and the common stock purchase option issued to TLC, LLC in October 2005 may have constituted a general solicitation in the offering of these securities, which would be a violation of

Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $ 87,699 at March 31, 2006. This amount has been excluded from stockholders' deficit and is included as a component of the liability, Common stock and stock options subject to rescission, in the accompanying condensed consolidated balance sheet as of March 31, 2006. In addition, the Company would be obligated for interest expense in the event of a rescission, the amount of which is immaterial as of March 31, 2006.

NOTE 5. CONSORTIUM AGREEMENT

On August 3, 2004, the Company and Casa Loma College, Inc. ("Casa"), a California Corporation, entered into an academic consortium agreement whereby select Sonoma programs will be operated at Casa's campuses and select Casa programs will be operated at the Company's campuses in the form of "satellite programs". Under the agreement, the Company provides its MRI Technology Program at campuses owned and/or operated by Casa. The agreement stipulates 60% of net tuition and fees, as defined, will be earned by the Company and 40% by Casa. Net tuition and fees are defined in the agreement as gross revenues of the program reduced by faculty salaries, instructional supervision costs, certain other related fees and costs and uncollected revenue. For the nine months ended March 31, 2006 and 2005, with respect to the Casa Loma program, the Company invoiced gross tuition and fees of $532,000 and $169,000, respectively, and reported on an accrual basis earned tuition and fees of $520,000 and $70,000, respectively. The agreement has an initial two-year term, which will renew for successive two-year terms unless notice of cancellation is given by either party to the other within 90 days of the expiration of any term.



NOTE 6. RELATED PARTY TRANSACTIONS

a. On February 26, 2004, as amended on September 12, 2004, Sonoma and Homeland Safety Training, Inc., a company which is majority owned by the President, Academic Dean, and Director of Sonoma, entered into an Assignment of Rights and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement in connection with the license of certain intellectual property consisting of course content and related copyrights. Pursuant to the agreement, as amended, Sonoma granted Homeland Safety Training, Inc. an option to purchase 400,000 shares of common stock of Sonoma at an exercise price of twenty-five cents ($0.25) per share. The option may be exercised during the period beginning on June 30, 2006 and ending on June 30, 2011. See Note 4 - Employment Agreement and Litigation.

b. During the nine-month ended Mach 31, 2005, pursuant to a verbal agreement between Sonoma and Technology Exchange, Inc. ("Technology Exchange"), a company wholly-owned by the Chief Operating Officer, a stockholder and a director of the Company, Sonoma incurred $100,000 of reimbursed out-of-pocket expenses and consulting services. During the three and nine month periods ended March 31, 2006, Sonoma incurred $30,000 and $90,000 in consulting fees, respectively, and $27,327 and $36,149 in out-of-pocket expenses, respectively. In addition, during the three and nine-month periods ended March 31, 2006, Technology Exchange advanced $519 and $120,701 (net), respectively, in the payment of direct expenses. The services provided by Technology Exchange related to general management, marketing and business development. As of March 31, 2006, $230,982 was due to Technology Exchange, of which $101,131 was related to consulting fees and expenses and $129,851 to direct expenses incurred.

c. During the nine months ended March 31, 2006, Sonoma received an aggregate of $ 705,500 in proceeds from officers/stockholders evidenced by unsecured demand notes bearing interest at 7% per annum and repaid $395,000 of such notes. Related interest expense for the nine months ended March 31, 2006 amounted to $31,986. Related accrued interest included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet amounted to $41,804 as of March 31, 2006.

d. On July 1, 2006, Sonoma entered into a month-to-month arrangement for the use of office space, computer and telephone services provided by an officer/stockholder in the amount of $1,600 per month. Sonoma has incurred $4,800 under this arrangement, which is included in the results of operations for the three and nine months ended March 31, 2006. A similar one-year arrangement existed for the year ended June 30, 2005, on a month-to-month basis, as has been entered into for the year ending June 30, 2006.

e. Effective on March 31, 2006, officers/shareholders and Technology Exchange, controlled by an officer/shareholder, received long-term notes due September 2007 in exchange for short term notes ($939,391) and advances ($230,981), in the aggregate amount of $1,170,372. The long-term notes bear interest at 7.5% per annum. This resulted in the classification of this amount as non-current on the accompanying March 31, 2006 condensed consolidated balance sheet.

NOTE 7. SUBSEQUENT EVENT

On April 17, 2006, the Company entered into a placement agent arrangement with vFinance Investments, whereby vFinance will act as the Company's exclusive agent for a six month period to obtain financing on a best efforts basis of up to $1,440,000. Upon execution, vFinance was paid a $20,000 retainer, will be entitled to receive a 10% placement agent fee and a 1.5% non-accountable expense allowance of funds raised, and 600,000 shares of the Company's common stock. In addition the Company was required to pay a $10,000 retainer against a maximum of $30,000 for vFinance's legal counsel in this transaction. The proposed financing has been structured as a senior convertible debenture bearing interest at 9% per annum and due two years from the date of issuance plus common stock purchase warrants. The debenture would generally be convertible at $.15 per common share at the option of the holder, with call provisions if certain conditions for the market price of the Company's stock are satisfied, as defined in the agreement. Warrants would be issued to purchase up to a total of 9,600,000 shares (1 warrant for each $.15 of debenture purchased) of common stock if fully subscribed, at an exercise price of $.22 per share for five years from the date of issuance. The common shares underlying the debentures and warrants include certain anti-dilution protection provisions and have defined registration rights. In addition, under certain conditions the Company has the option to pay interest in cash of in shares of its common stock. The transaction, if consummated, will be in the form of a private placement with the securities that may be issued being exempt from registration under the Securities Act of 1933.

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

     FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "willlikely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


     GENERAL

     Our stated strategy is to expand through the introduction of Consortium Agreement programs with other institutions, increase student population at our San Francisco and Petaluma Campuses and the establishment of other programs and relationships through which we can utilize our online platform. We have executed several Consortium arrangements and recently entered into a relationship with the New York City Fire Department to offer our Homeland Response and Emergency Management program. In order to implement this plan we have incurred substantial additional costs for program and curricula development, facilities, faculty, financial aid, registrar and other administrative costs well in advance of realizing any material incremental revenue, most significantly in fiscal 2005 and continuing into fiscal 2006. As can be seen from the table below, our student count has increased substantially over time. Although there can be no assurance of this, we expect our student population to continue to increase as a result of the foregoing programs in each new semester start over the next 12 months. Should we achieve increased student population, we anticipate that our operating costs as a proportion of tuition and fee income should decrease starting in fiscal 2006 from fiscal 2005. We can give no assurance, however, that our plan will be successful. In order to continue funding the foregoing during the nine-month period ended March 31, 2006, we completed the process and we expended substantial resources, to become a publicly traded company; (our registration statement on Form SB-2/A was declared effective by the Securities and Exchange Commission on January 25, 2006); secured a $500,000 revolving credit arrangement, received $100,000 from the issuance of a convertible note and received funding from our officers and stockholders. In addition we have entered into a placement arrangement with vFinance Investments to raise up to $1,440,000 in funding. . There can be no assurance however, that our plans will ultimately be successful and we may not achieve adequate revenues or profitability even if we received additional capital under the vFinance arrangement or from the various sources identified, which itself is not certain.

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

     The following table summarizes student enrollment as of each date:

     June 30, 2003                  76
     September 30, 2003            111
     December 31, 2003              77
     June 30, 2004                 125
     September 30, 2004            140
     March 31, 2005                216
     March 31, 2005                220
     June 30, 2005                 224
     September 30, 2005            230
     December 31, 2005             267
     March 31, 2006                270

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

     Accounts receivable are due from students and are primarily expected to be paid through the use of Federal and state sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. Under the HEA requirements, students are obligated to us for education costs that the student can no longer pay with HEA Title IV funds. We expect that non-Title IV accounts receivable due from students may increase in the future as student enrollment increases and that the related provision for uncollectible accounts may also increase.

     CRITICAL ACCOUNTING ESTIMATES

     Our financial results can be materially affected by estimates made in certain specific areas, including the adequacy of our allowance for doubtful accounts, the anticipated life of our intangible assets including capitalized curricula and realization of these costs through earnings. The adequacy of our allowance for doubtful accounts is dependent upon our ability to be guaranteed collection of receivables under the aforementioned Title IV program. Should the Title IV program available to our students be reduced in the future, we could be exposed to a greater risk to losses from uncollectible student receivables. Intangible assets including capitalized curricula costs relate to our various course offerings, including our new Homeland Security curriculum. We are amortizing these costs over their estimated useful lives of five years. Under United States generally accepted accounting principles we are required to periodically evaluate the recoverability of these and other long-lived assets. If projected discounted cash flows are not adequate, we may be required to expense some or all of these costs in the periodin which such a determination is made or reduce the remaining useful life. The occurrence of any of these events could materially reduce our financial results, net assets and cash flows in the period in which the event or events occur.

     RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2006 AS COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2005:

     Total revenues for the nine months ended March 31, 2006 as compared to the comparable period of the preceding year increased by $467,000 to $1,770,000, or an aggregate increase of 35.9%. We experienced an increase in student enrollment from 220 students at March 31, 2005 to 270 at March 31, 2006. This resulted in significant increases in tuition earned in Physical Therapy Assistant, MRI, Homeland Security and the Casa Loma consortium program (MRI). The resulting increase in revenue occurred in spite of the substantial decrease in Massage Therapy revenue.

     In 2004, we began to implement our growth strategy of developing direct sources of revenues and direct programs which we believe will maximize our potential and value in the long run. We entered into our first Consortium Agreement in August 2004, with Casa Loma College whereby select programs of each institution will be operated on the other's campuses in the form of "satellite" programs. The mutually agreed upon initial focus is on providing our MRI Technology Program at campuses owned and/or operated by Casa Loma College. We earn 60% of the net tuition and fees as defined in the agreement. Net tuition represents gross tuition and fees reduced by defined direct faculty, supervision and certain other associated costs we incur. The initial contract term is for two years, automatically renewable for successive two-year terms unless cancelled by either party. Initial student enrollment under this program commenced on September 27, 2004. For the nine months ended March 31, 2006 and 2005, with respect to the Casa Loma program, we reported earned tuition and fees of $520,000 and $70,000, respectively.

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

     Except as noted in this paragraph, the analytical comparison of the results of operations for the three months ended March 31, 2006 as compared to the results for the comparable period of the preceding year are generally comparable to the explanations below with respect to the nine months ended March 31, 2006 as compared to the comparable period of the preceding year. Specifically, instructional costs increased in the quarter ended March 31, 2006 as compared to the earlier fiscal 2006 periods because of increased accreditation costs and consortium costs; general and administration because legal expenses associated with litigation and Edgarization and printing costs related to our SB-2 registration process and stock compensation expense were incurred disproportionately in the third quarter of March 31, 2006.

     TUITION AND FEE INCOME:

     Revenue from our MRI program, excluding Casa Loma, increased $66,100 or 12.3% to $601,600 in the nine months ended March 31, 2006 as compared to $535,500 in the comparable period of the preceding year. We continue to expand this program, which we began in 2002, to meet the demand in the marketplace as this specialty grows. The Casa Loma consortium program described above accounted for $482,600 in tuition revenue earned on an accrual basis for the nine months ended March 31, 2006 as compared to $69,700 in the comparable period in 2005. The additional direct costs of this program include the cost of additional on-line and faculty instructors, an instructional supervision costs program director, and other direct fees and costs associated with specific courses of the curriculum. For the nine month period ended March 31, 2006, the net accrual basis profit for the program after deducting the costs described in the preceding sentence and the Casa Loma related commission, approximated $ . Certain costs vary with numbers of students, are fixed costs or are a combination of both.

     We had $80,400 in Homeland Security earned tuition in the nine months ended March 31, 2006 as compared to $40,800 in the comparable period for 2005. Physical Therapy Assistant tuition increased by $83,200 or 27.0% to $390,900 for the nine months ended March 31, 2006 as compared to $307,700 for the comparable period of the preceding year as we continued to expand the program in our new Petaluma location.

     Tuition earned on all Massage Therapy ("MT") programs decreased by $145,000 or 67.9% to $68,400 for the nine months ended March 31, 2006 as compared to a $36,600 increase for the comparable period of the preceding year. Tuition earned increased overall and in each program except MT. This continued improvement in tuition earned by program results from our hiring new professional personnel and faculty, and the greater recognition of our institution achieved through our marketing and advertising programs. Tuition and fee income also includes book sales, student application and service fees and other miscellaneous items. The aggregate revenues of these sources increased $28,900 or 25.8% to $140,700 for the nine months ended March 31, 2006 as compared to $111,800 for the comparable period of the preceding year, and represented 8.0% and 8.6%, respectively. Student application and service fees increased because of higher student count and increases in per fee amounts.

     OPERATING EXPENSES:

     INSTRUCTIONAL COSTS

     Instructional costs include direct and indirect salaries and payroll taxes, operating expenses of programs including curricula and Internet costs, and other educational related expenses. Instructional costs increased by $198,800 or 21.3% to $1,133,000 for the nine months ended March 31, 2006 as compared to $934,200 for the comparable period in the preceding year. Direct instructional salaries increased by $36,200 or 9.5% to $416,600 for the nine months ended March 31, 2006 as compared to $380,400 for the comparable period of the preceding year as a direct result the growth in our programs and the increase in enrollment. Program director and related salaries increased modestly by $16,000 or 6.0% to $283,400 for the nine months ended March 31, 2006 as compared to $267,400 for the comparable period of the preceding year. We had previously staffed these functions in anticipation of and to support the growth that we are now experiencing, specifically in our PTA and MRI programs and to support the implementation our consortium program strategy. We incurred $162,700 in consortium costs in the nine month period ended March 31, 2006. The major component was $141,400 in commissions payable to Casa Loma in connection with our related consortium program revenue. We experienced a decrease of $10,300 or 6.4% in non-personnel related instructional costs to $151,000 for the nine months ended March 31, 2006 as compared to $161,300 for the comparable period the preceding year. These costs are generally associated with the growth and support of our programs in which we made major investments in prior periods. We are currently reducing and controlling costs to the extent possible in reaction to our current cash position.

     SALES AND MARKETING:

     Sales and marketing includes the costs of advertising, promotion, recruitment and associated costs and expenses. Sales and marketing decreased $206,700 or 50.6% to $201,500 for the nine months ended March 31, 2006 as compared to $408,200 for the comparable period of the preceding year. Recruitment salaries remained stable in the period.

     Advertising, marketing and lead generation costs decreased $223,300 or 74.4% to $77,000 for the nine months ended March 31, 2006 as compared to $300,300 for the comparable period the preceding year. We significantly reduced lead generation and advertising expenses to conserve cash, while being able to increase student enrollment because of previous efforts and the success of the Casa Loma consortium program. In addition, these costs tend to decline in the summer months. We anticipate that these costs will decrease in the future in consideration of the weaker cash flow situation.

     GENERAL AND ADMINISTRATION:

     We continued to make significant improvement in the strength and professionalism of our management and executive team. General and administration costs increased $517,500 or 42.1% to $1,745,700 for the nine months ended March 31, 2006 as compared to $1,228,200 in the comparable period of the preceding year. Occupancy costs increased $122,200 or 61.6% to $320,500 for the nine months ended March 31, 2006 as compared to $198,300 in the comparable period of the preceding year. We occupied expanded facilities in San Francisco and incurred the full cost of the new Petaluma facility for the current fiscal period. We incurred related moving costs ($6,400) and security costs ($15,200) associated with the office relocation. Telecommunications costs increased approximately $15,900 and travel expense increased approximately $36,700 in the current fiscal period as compared to the prior year's comparable period in support of our growth and strengthening of management oversight. Legal and accounting increased $89,600 or 29.5% to $393,200 for the nine months ended March 31, 2006 as compared to $303,600 in the comparable period of the preceding year. During the nine months ended March 31, 2006, we incurred legal costs costs of $147,000 related to the Stalcup litigation. Substantially all of the increase is associated with the SEC registration process including the costs associated with the preparation of SEC Form SB-2 and response to SEC comments, interim and audited financial statements, and the legal costs associated with the litigation described in Note 4 to our condensed consolidated financial statements included elsewhere herein, and similar costs. Legal, accounting, consulting and in house costs associated with being a public company, and the future costs of compliance with the Sarbanes-Oxley Act of 2002 will continue to be significant. We incurred approximately $163,000 in printing and Edgarization costs during the nine months ended March 31, 2006 related to the aforementioned public filings. We also continue to experience increases in office, financial aid and other expenses as we have increased staff, space and operations.


     DEPRECIATION AND AMORTIZATION:

     Depreciation and amortization expense increased $14,200 or 26.7% to $67,600 for the nine months ended March 31, 2006 as compared to $53,400 for the comparable period of the preceding year. Substantially all of the increase relates to additional depreciation associated with acquisition of furniture and computer equipment related expanded facilities.

     INTEREST EXPENSE:

     Interest expense increased $53,400 to $62,600 for the nine months ended March 31, 2006 as compared to $9,200 in the comparable period of the preceding year. The increase resulted from additional interest related to capital lease financing, stockholder loans, the revolving line of credit and the TLC note payable..

     NET LOSS:

     The increase of $110,200 in the net loss of $1,440,700 for the nine months ended March 31, 2006 as compared to $1,330,500 in the comparable period of the preceding year resulted from increases in instructional, general and administration, depreciation and amortization and interest expense aggregating $784,000 offset by an increase in revenues and a decrease in sales and marketing aggregating $673,800. As detailed above, increases in operating expenses were required to support our significant tuition revenue growth in our regular and new programs and planned future growth. We anticipate tuition revenue and consortium revenue growth to continue. We have experienced increased tuition revenue in the nine months ended March 31, 2006 as compared to the comparable period of the preceding year. We have also increased our expenses to support our strategic growth plan which has negatively impacted current results of operations.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Our condensed consolidated financial statements appearing elsewhere herein have been prepared assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company incurred a net loss of $1,441,000 for the nine months ended March 31, 2006. In addition, as of March 31, 2006 the Company had a working capital deficiency of $1,716,000, and a stockholders' deficit of $2,535,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our plans in regard to these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As of March 31, 2006, we had cash and cash equivalents of $115,945, as compared to $3,965 as of June 30, 2005. For the nine months ended March 31, 2006, this increase resulted from $536,170 used in operations, $64,162 used in investing activities offset by $712,312 provided by financing activities.

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

     Our working capital deficiency, stockholders' deficits and net losses reported above, are primarily a consequence of increased expenditures and expenses for our plans to strengthen and grow operations to support expected growth in revenues, as more fully described under General caption of the MD&A Section. We have generated additional cash to fund operations in the period from July 1, 2004 through June 30, 2005 from officer/stockholders in the form of $629,000 in demand notes bearing interest at 7% per annum (supplemented by an additional $310,500 for the nine months ended March 31, 2006), additional private placement proceeds of $85,000, the receipt of $75,000 of private placement subscriptions receivable and proceeds of a $150,000 short term note payable due September 2005 and bearing interest at 7.5% (paid in accordance with its terms in September 2005). The short-term note holder also received a five-year warrant to purchase 40,000 shares of common stock at an exercise price of $1.00 per share. During the nine months ended March 31, 2006, we entered into a revolving credit line agreement with Wisse Enterprises LLC $500,000 and received $100,000 in proceeds of a convertible promissory note TLC, LLC. The terms of the revolving credit line agreement and promissory note provide that we may borrow up to $500,000 from Wisse Enterprises at a rate of interest equal to LIBOR (3.51% per annum, adjusted monthly). Of this availability, $300,000 was borrowed by Sonoma College upon the execution of the agreements, and an additional $100,000 has been drawn down through March 31, 2006, with $100,000 remains available at March 31, 2006. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing), or the expiration of the agreement (July 12, 2006). Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. Interest is payable to Wisse Enterprises monthly. Charles Newman, Chairman, Chief Executive Officer and Executive President of Sonoma College, personally guaranteed the obligations of Sonoma Collegepursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, Sonoma College issued 375,000 shares of common stock of Sonoma College to Wisse Enterprises and granted Wisse Enterprises an option to purchase 250,000 shares of common stockof Sonoma College at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit lineagreement. These transactions were exempt from registration pursuant toSection 4(2) of the Securities Act of 1933. See below, however, for a discussion of the rescission liability.

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

     As more fully described in Note 4 to our condensed consolidated financial statements, Sonoma must also demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, Sonoma's annual audited financial statements in order to maintain eligibility under the various Title IV loan programs. This material was to be provided to DOE by March 31, 2006. The DOE then calculates Sonoma's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds received by Sonoma during its prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of a compliance certificate from its independent auditors, among other terms and conditions. Based upon its financial results for the year ended June 30, 2005, management determined that Sonoma will not satisfy the composite score established for financial responsibility for the year ended June 30, 2005. It therefore may be required to post a letter of credit under the alternatives described in the preceding sentences ranging from at least 10% to at least 50% of Title IV funds received in fiscal 2005. Sonoma received $1,620,000 in Title IV funds for the year ended June 30, 2005. In addition, there is also a letter of credit requirement imposed by the accreditation agency in the event of a change in control. Such a change in control occurred on the effective date of the Company's aforementioned registration statement. Management has been advised that the letter of credit requirement approximated $407,000.

     For the nine-month period ended March 31, 2006, the Company received approximately $310,500 in net advances from officer/shareholders and an additional $76,000 from a related party. Effective on March 31, 2006, officers/shareholders and Technology Exchange, controlled by an officer/shareholder received long-term notes due in September 2007 in exchange for short term notes ($939,391) and advances ($230,981), in the aggregate amount of $1,170,372. The long-term notes bear interest at 7.5% per annum. This resulted in the classification of this amount as non-current on the accompanying March 31, 2006 condensed consolidated balance sheet.

     On April 17, 2006, the Company entered into a placement agent arrangement with vFinance Investments, whereby vFinance will act as the Company's exclusive agent for a six month period to obtain financing on a best efforts basis of up to $1,440,000. The transaction, if consummated, will be in the form of a private placement with the securities that may be issued being exempt from registration under the Securities Act of 1933. There can be no assurance that any funds will be raised from this offering.

     Additional funds may be required to support future operations, which may be derived from sources identified above and other sources, including additional equity financing and loan arrangements. While management believes that we will have adequate working capital resources through March 31, 2007, as noted above, we may require additional funds to support operations and there is no assurance that adequate sources of capital will be available.

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

     In connection with the November 22, 2004 registration statement the Company filed on Form SB-2 with the Securities and Exchange Commission:

     1. Certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the 2,570,000 of these options issued under the 2004 Plan, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition, these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option-pricing model of $36,936 has been reflected as a component of the liability entitled Common stock and stock options subject to rescission, in the condensed consolidated balance sheet at March 31, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by each of the option holders, the amount of which was immaterial as of March 31, 2006;

     2. The 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued in connection with the July 2005 Wisse financing and the warrant purchase 50,000 shares issued in the TLC, LLC transaction in October 2005 discussed above may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently, Wisse may have a right of rescission for the value of these shares and options of $53,719. This amount has been included as a component of the liability entitled Common stock and stock options subject to rescission, in the accompanying condensed consolidated balance sheet as of March 31, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse, the amount of which is immaterial for the three and nine months ended March 31, 2006.

     The Company had no off-balance sheet commitments as of March 31, 2006.




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

                                    PART II.
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

On April 4, 2005, the Board of Directors of Sonoma College terminated H. John Stalcup as Academic President for cause and removed Mr. Stalcup as a member of the Board of Directors. On May 2, 2005, Sonoma College filed a lawsuit against
H. John Stalcup and Julia A. McCarthy, his spouse, in the Superior Court of the State of California in and for the County of Sonoma. We believe, and have alleged in our complaint against H. John Stalcup and Julia A. McCarthy, that, among other things:

     o Mr. Stalcup breached his employment agreement and other common law duties to Sonoma College by working for a competitor, University of Northern California; and,

     o Mr. Stalcup breached the Assignment of Right and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement entered into with Sonoma College by licensing the intellectual property transferred to us pursuant to the agreement to third parties.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

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

     We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The fair value of these options received by the noteholder determined using the Black-Scholes option-pricing model is $36,936. This amount has been included as a component of the liability entitled Common Stock and Stock Options subject to Rescission, in the condensed consolidated financial statements as of March 31, 2006.

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

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The fair value of these options determined using the Black-Scholes option-pricing model is $36,936. This amount has been included as a component of the liability entitled Common stock and stock options subject to rescission, in the condensed consolidated financial statements as of March 31, 2006.

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

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares and options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The fair value of these shares and options is $55,552. This amount has been included as a component of the liability entitled Common Stock and Stock Options subject to Rescission, in the condensed consolidated financial statements at March 31, 2006.

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

We do not believe that our issuance of these securities constitutes a violation of Section 5 of the Securities Act of 1933. However, if these issuances were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares and options sold to these purchasers at their original purchase price (respectively), plus statutory interest from the date of purchase, for a period of one year following the date of the violation. As of the date of this registration statement, the fair value of these options is $2,976. This amount will be included as a component of the liability entitled Common Stock and Stock Options subject to Rescission, in the condensed consolidated financial statements at March 31, 2006.

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

ITEM 3.  DEFAULTS BY THE COMPANY UPON ITS SENIOR SECURITIES
         --------------------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
         -----------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

a) Exhibits

Exhibit 10.27     Employment Agreement with Dr. Tricia Devin

Exhibit 31.1      Certification of Charles Newman pursuant to Rule 13-14(a) and
                  Item 307 of Regulation SB

Exhibit 31.2      Certification of David Weaver pursuant to Rule 13-14(a) and
                  Item 307 of Regulation SB

Exhibit 32.1      Certification by Charles Newman Pursuant to the 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2      Certification by David Weaver Pursuant to the 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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


                                        SONOMA COLLEGE, INC.
                                        --------------------
                                            (Registrant)


Dated: May 22, 2006                  By /s/ Charles D. Newman
                                        -------------------------
                                        Charles D. Newman
                                        Chairman of the Board and President
                                        (Chief Executive Officer