Form 10KSB
period 2006-06-30
SONOMA COLLEGE INC
filed 2006-11-14
CIK 1308930

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE YEAR ENDED JUNE 30, 2006 COMMISSION FILE NO. 33-120671

                          -----------------------------

                              SONOMA COLLEGE, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               California                               68-0290784
----------------------------------------  --------------------------------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

   1304 South Point Blvd., Suite 280,
              Petaluma, CA                                94954
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)
             (707) 283-0800
      Registrant's Telephone Number

           Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, $0.0001 par value per share
    ------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes        [  X  ]      No       [     ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 10, 2006 was $2,173,852 using the average bid and asked price of $0.12 on November 10, 2006.

        The number of shares of Common Stock outstanding as of November 10, 2006 was 68,142,062.


                      DOCUMENTS INCORPORATED BY REFERENCE:


None.

        A list of Exhibits to this Annual Report on Form 10-KSB begins on the page immediately following F-28.

                              SONOMA COLLEGE, INC.
                        JUNE 30, 2006 FORM 10-KSB REPORT

                                TABLE OF CONTENTS
                                -----------------

PART I                                                                      PAGE
------                                                                      ----

Forward Looking Statements

Item 1      Description of the Business ....................................  2

Item 2      Description of Properties ...................................... 29

Item 3      Legal Proceedings .............................................. 30

Item 4      Submission of Matters to a Vote of Security Holders............. 31

PART II
-------

Item 5      Market for Registrant's Common Equity and
            Related Stockholder Matters..................................... 31

Item 6      Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................... 34

Item 7      Financial Statements............................................ 43

Item 8      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 44

Item 8A     Controls and Procedures......................................... 44

Item 8B     Other Information .............................................. 44

PART III
--------

Item 9.     Directors, Executive Officers, Promoters and Control Persons
            of the Registrant; Compliance with Section 16(a) of
            the Exchange Act ............................................... 45

Item 10.    Executive Compensation.......................................... 46

Item 11.    Security Ownership of Certain Beneficial Owners
            And Management and Related Stockholder Matters.................. 52

Item 12.    Certain Relationships and Related Transactions ................. 53

Item 13.    Exhibits and Reports On Form 8-K................................ 54

Item 14.    Principal Accountant Fees and Services.......................... 57

                              --------------------

FORWARD-LOOKING STATEMENTS

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the Company's ability to attract customers, general economic and business conditions with respect to the Internet and online commerce, its ability to generate revenues, changes in government regulations, competition and the ability of the Company to implement its business strategy and other risks discussed in this Form 10-KSB.

Forward-looking statements speak only as of the date of this Form 10-KSB. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company was to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

PART I
------

ITEM 1.       DESCRIPTION OF THE BUSINESS


OVERVIEW

The Company owns and operates Sonoma College ("Sonoma College" or "Sonoma"), formerly Western Institute of Science and Health, a for-profit post-secondary career preparation college that offers associate degrees, certificates, and continuing education in the allied health and homeland security disciplines. Sonoma College serves both full-time and part-time students offering daytime, evening, and Saturday classroom schedules "blended" with Internet classes. Significant portions of Sonoma College's academic programs are offered online in an advanced college Internet learning management system and the balance of the curricula is offered in standard residential college classrooms or in off-site residential clinic externships. In management's opinion, this integrated pedagogy provides state-of-the-art education with multiple learning options for students who require flexibility when scheduling the timing and duration of their studies.

Sonoma College was founded in 1992 in Rohnert Park, California and is accredited by the Accrediting Bureau of Health Education Schools ("ABHES"), an accrediting agency recognized by the United States Department of Education ("ED"). Sonoma College is also approved by the Higher Education Division of the California Bureau of Private Post-Secondary Vocational Education ("BPPVE"). As of September 30, 2006, Sonoma College has a student population of 185 degree and certificate students enrolled in its programs. We have enrolled an additional 27 students for the month of October 2006. Since its founding in 1992, Sonoma College has graduated 646 students. Management intends to grow the business of Sonoma College through the marketing of its programs and courses and through consortium relationships with other colleges. Management has no plan for acquisitions or mergers.

INDUSTRY BACKGROUND

The market for post-secondary education is extensive and growing. It is expected to grow from $213 billion in 1998 to $303 billion by 2010 (Source: US Department of Education, Office of Educational Research and Improvement, Projections of Education Statistics to 2010). According to the Bureau of Labor Statistics, professional and technical jobs in the U.S. will grow from 17.6% in 1998 to 19.4% in 2008, with the number of jobs totaling 31 million by 2008. According to the U.S. Department of Labor ("DOL"), private educational services are projected to grow by 28.7 percent and add approximately 759,000 jobs through 2012 due to rising student enrollments at all levels of education, creating a demand for educational services (Source: US Department of Labor, Bureau of Labor Statistics; Occupational Handbook, 2004-2005 Edition). We believe that a number of factors, including: 1) the continued growth in population; 2) the growing demand for skilled labor; 3) the economic value of post-secondary education to students; 4) budgetary constraints at public colleges; and 5) our choice of curricula, will combine to broaden the market for our educational services over the next decade.

o POPULATION GROWTH: According to the DOL, the U.S. population is expected to increase by 24 million from 2002 to 2012. Although this is at a slower rate than the previous two decades, continued growth represents more consumers of goods and services, spurring demand for workers in a wide range of occupations. As a consequence, the civilian labor force is projected to increase by 17.4 million, or 12 percent from 2002 to 2012 (US Department of Labor, Bureau of Labor Statistics; Occupational Handbook 2004-2005 Edition).

o GROWING DEMAND FOR SKILLED LABOR: According to the DOL, there is a strong demand for skilled labor and those occupations requiring a post-secondary vocational certificate or an academic degree accounted for 29% of all jobs in 2000 and will account for 42% of total job growth from 2000 to 2010.

Education and health services are projected to grow faster and add more jobs than any other industry sector.(US Department of Labor, Bureau of Labor Statistics, Monthly Labor Review, November 2001).

o IMPROVED FINANCIAL PROSPECTS FOR PERSONS WITH POSTSECONDARY EDUCATION. In management's view, education is becoming essential in getting a high paying job. According to the DOL, prospective students in considering their future options are becoming more aware of the potential economic benefits post-secondary education offers. On average, a person with an associate degree earns $8,000 more than a person with a high school diploma and $20,000 more than a person without a high school diploma. In fact, according to the DOL, in all but 1 of the 50 highest paying occupations, a college degree or higher is the most significant source of education or training.

o OUR CURRICULA: We offer students associate degrees, certificates, and continuing education units in the allied health and homeland security disciplines. All our courses are designed to be career orientated and we continually assess our curriculum to ensure that we provide our students with the skills required by the business community. According to the DOL, health services along with education services are projected to grow faster and add more jobs than any other sector. Recent national and international events have resulted in a demand for increasing numbers of trained safety and security workers. We plan to continue to expand our curriculum by adding programs that provide opportunities for our graduates to gain employment with businesses or operate businesses of their own.

OUR BUSINESS

Sonoma College is a for-profit college founded in 1992 as the Western Institute of Science and Health. We changed the corporate name and the name of the school to Sonoma College in November 2003. The college initially was started with the aim of offering a comprehensive Physical Therapist Assistant ("PTA") program, and in 1996 we expanded our program offerings in the allied health field by adding an Occupational Therapy Assistant ("OTA") program in 1998. As Sonoma College continued to expand, we added the new degree and certificate programs in Medical Office Administration ("MOA"), moved the main campus from the original location in Rohnert Park to another location in the city, a move which provided the school with additional classroom and laboratory space, and added a second campus located in San Francisco. In 1999, new degree and certificate programs in Massage Therapy ("MT") were added to the program offerings, and in 2001 the Magnetic Resonance Imaging ("MRI") degree program was added. In 2004, the curricula offerings were again expanded to offer the Homeland Security ("HS") degree and certificate programs, as well as a certificate program in Medical Insurance Billing and Coding ("MIBC"). In January 2004, we moved our main campus from Rohnert Park to Petaluma, California, which provided additional classroom and laboratory space.

Sonoma College is accredited by the ABHES, an accrediting agency recognized by the United States Department of Education. The college is also approved by the higher education division of the BPPVE. Sonoma College's PTA program is accredited by the American Physical Therapy Association's Commission on Accreditation in Physical Therapy Education. The main campus is in Petaluma, California, about an hour north of San Francisco, and the second campus is located in San Francisco. As of September 30, 2006, Sonoma College had 185 students enrolled in degree programs (including 63 enrolled in the Casa Loma consortium program) and no students enrolled in certificate programs. This included 114 students enrolled in the MRI program, 50 enrolled in the PTA program and 21 students enrolled in the Homeland Security programs. An additional 27 students enrolled in October 2006.

Our business is designed to provide high quality, career-oriented post-secondary education in allied health (including MT, MRI, PTA, MOA, Chiropractic Technology, and MIBC), Homeland Security (including Homeland First Response and Homeland Readiness and Emergency Management), continuing education (Nursing), and other career orientated fields to students seeking to enter into a profession as well as professionals with busy schedules who need flexible learning options.

We currently offer the following educational programs:

o ALLIED HEALTH PROGRAMS. Initially, our program offerings were in the allied health disciplines including certificate and degree programs in MRI, PTA, and MT. We have since expanded our course offerings to include MOA, Chiropractic Technology, MIBC and Pharmacy Technology. We also offer our MRI degree program to three new consortium locations at Casa Loma College in Southern California. As additional classroom locations, these campuses permit the college to provide our MRI program to another large market where MRI Technologists are in demand. We are one of a handful of colleges in California that offers associate degree programs in PTA and MT. Graduate placement percentages as reported in the ABHES 2005 Annual Report are high, averaging 82% for fiscal year 2005-2006.

o HOMELAND SECURITY PROGRAMS. Recent national and global events have resulted in a demand for training hundreds of thousands safety and security workers. In December of 2003, we were approved by BPPVE and accredited by ABHES to offer a certificate and associate of applied science degree programs in Homeland Readiness and Emergency Management ("HREM") and a Certificate in

Homeland First Response. In February of 2004, we launched the homeland security programs, which were among the first in the country. The programs are designed to provide in-depth knowledge and technical skills pertaining to homeland security and emergency response. As of September 30, 2006, we had 21 students enrolled in HREM related programs.

The unique pedagogy of our homeland security certificate and degree programs is that they are offered in a stand-alone modular format that permits students to enroll every six weeks rather than having to wait until the commencement of the next semester.

The homeland security degree and certificate programs are designed for maximum educational flexibility because they are targeted toward public safety professionals and departments with busy schedules whose personnel need anytime, anyplace learning options. Such options significantly reduce the time necessary away from work to complete one's education and, when the department is sponsoring such education, it significantly reduces the time and expense to back-fill for personnel attending off-site residential classes.

In addition to the HREM degree and certificate programs, the college offers a program in Homeland First Response. This program is a cornerstone course in the HREM degree and certificate programs, but it is also a stand-alone program for public safety professionals and volunteers who wish to complete the "National Standard Curriculum" for medical First Responders as well as a curriculum outlined by the Department of Homeland Security for training on first response to weapons of mass destruction. The Homeland First Response program is offered in a "blended format" such that portions of the program are offered online and portions are offered in the classroom.

o CALIFORNIA TITLE 22 PUBLIC SAFETY FIRST AID TRAINING PROGRAM. The college also offers a California-specific version of its Homeland First Response program to Sonoma County's Office of Emergency Management Services team of 250 volunteer firefighters, which includes 11 clock-hours of online education and 12 clock-hours of residential hands-on training in CPR and First Aid. This program meets and exceeds California's Title 22 Public Safety First Aid training curriculum that is required of all volunteer and paid firefighters as well as law enforcement and medical personnel.

o CONTINUING EDUCATION. We are approved by the California Department of Consumer Affairs' Board of Registered Nursing as a "Continuing Education Provider." We currently offer three Continuing Education Units ("CEUs") in Nursing Continuing Education. They are, MRI Safety for Nurses, Prevention of Injuries for Nurses, and Acupressure (Shiatsu) Therapeutics for Nurses. These CEUs are offered on a rotating basis every two to three months.

ADMISSIONS

All students who wish to be admitted to our college must complete and forward to our Admissions Office an Application for Admission together with a $100 application fee. The application fee is refundable only if the applicant is not accepted into the program. An applicant must be a high school graduate, have a General Education Development certificate, or hold a degree from an accredited post-secondary institution to be accepted into a program. Applicants must also be in general good health and meet minimum English proficiency requirements. Certain programs also require the applicant to attend an interview and pass a skills assessment test.

To be admitted into the Associate of Applied Science in Homeland Readiness and Emergency Management, students must in addition have successfully completed all course work in the Certificate in

Homeland Response program. To be admitted into the Associate of Applied Science in Massage Therapy, students must in addition have successfully completed all course work in the Certificate in Advanced Massage Therapy program or a similar program from another accredited institution.

TUITION FEES

As of September 30, 2006, the tuition fees for degree programs at our college ranged from $3,475 to $4,820 a semester, an increase of approximately 39% from the same period in 2005. Thus the tuition for an academic year, two semesters, will range from $6,950 to $9,640. As of June 30, 2006, the tuition fees for MT and MIBC certificate programs at our college, based on the academic year, will range from $5,700 to $10,900. The cost of tuition will vary depending on the program taken, whether the student has transferred credits, and whether students are enrolled on a full-time or part-time basis. Based upon current tuition rates, for a student enrolled in our five semester MRI degree program, total tuition cost would be $24,100. For a student enrolled in the PTA degree program, total tuition cost would be $21,600. For a student enrolled in a modular HS certificate program, which is equivalent to two academic semesters, total tuition cost would be $6,950. For a student enrolled in the modular HREM associate degree program, total tuition cost would be $13,900.

In addition to the tuition amounts described above, our students must purchase textbooks and supplies as part of their educational program from third party vendors in addition to paying a student activity fee. The student activity fee is used to pay for workers compensation insurance coverage, lab coats, clinic expenses and graduation costs.

RECRUITMENT

We recruit students by admissions representatives at on-campus admissions offices. Our admissions representatives have offices at our main campus, 1304 South Point Boulevard, Petaluma, CA and our branch campus, 301 Howard Street, San Francisco, CA where they interview students for our various programs, either in our offices or over the telephone. We use direct mail; radio and television advertising; telemarketing; print and Internet advertising; referrals from employers, current students, alumni, and faculty; and through our relationships with government agencies and corporations.

STUDENT RETENTION RATES

Most post-secondary educational institutions will experience student withdrawals from programs. Students withdraw from schools for a variety of personal or financial reasons. Others withdraw for academic reasons including failing to maintain satisfactory academic progress or failing courses. Based on the total enrollment and withdrawals during the period July 1, 2004 to June 30, 2005, our student retention rate as reported on the ABHES Annual Report, ranged from 74% to 85% depending on the program.

STUDENT GRADUATE PLACEMENT

We believe that the placement of our graduating students is an important goal of our career oriented school and essential to our ability to attract new students. Since our founding in 1992, we have graduated 646 students. Our graduate placement rate for Fiscal Year 2005, as reported on the ABHES Annual Report, was as follows:

                         PTA                       100%
                         MRI                        80%
                         MT Degree                 100%
                         MT Certificate             75%

In order to assist students in their career development, we provide the following services:

o Our Program Directors are available to assist any of our students, graduates and alumni;

o In their final semester, students receive information on how to prepare a resume. All students are guided through the process and given feedback in order to improve their drafts. At the end of the semester, the students have prepared and refined their resumes and cover letters to provide potential employers with a polished product;

o Students receive a review of interview skills, strategies, and techniques, including telephone etiquette, dress, and typical questions. Students also acquire perspective and techniques on how they should use the interview process to gain insight into the facility with which they are seeking employment;

o Our Student Service Office, with the assistance of each program's advisory board, collects and keeps on file articles on information about industry growth, conditions and trends, that are made available to our students.

ADMINISTRATION AND EMPLOYEES

Our school is managed by a Chief Academic Officer and has a staff that includes program directors, an on-line Education Director, a registrar, accounting and administrative representatives, financial aid officers, and other professionals. As of September 30, 2006, we employed 18 employees, 17 regular full-time employees and 1 part-time employee plus 35 adjunct faculty. None of our employees are represented by a union and there are no collective bargaining agreements in place. We believe that our relationship with our employees is satisfactory.

FACULTY

We hire faculty members in accordance with our established college criteria and applicable state law. Most faculty members have related industrial or professional experience. Approximately 45% of our faculty members hold advanced academic degrees. Faculty members are evaluated each semester based on student comments and observations by the Academic Dean and the course director. As of September 30, 2006, there were 7 full-time faculty members for the two campuses. In addition, we engaged 35 part-time, adjunct and visiting faculty. The number of adjunct and visiting faculty fluctuates based upon the number of courses being taught in any semester and between semester breaks. The number also varies depending on the type of courses being taught at that time-residential courses have a lower teacher/student ratio than distance education courses, just as lab courses have a lower teacher/student ratio than do lecture classes. The ratio also varies depending on the concentration of general education courses versus core courses.

SEASONALITY

Our business tends to be seasonal, varying according to the enrollment periods throughout the year. We expect our earned revenues for our 1st quarter to be slightly lower than other quarters because our student enrollment is lower during the summer months June, July and August. Our highest enrollment and revenues typically occur during the fall back-to-school period which corresponds to the 2nd and 3rd quarters of our fiscal year. Since a substantial portion of our selling, general and administrative expenses are incurred evenly throughout the year, we expect that our 1st quarter results will be adversely impacted by the seasonality of our earned revenues.

COMPETITION

The post-secondary education market, composed of approximately 2,500 universities, colleges and schools nationwide, is highly competitive with no single institution having a dominant market share. We compete with traditional publicly supported and independent two-year and four-year colleges, and other for-profit colleges, schools, and alternatives to higher education, such as employment training centers and military service organizations. Publicly supported colleges and universities may offer programs similar to those offered by us at a lower tuition level due to government subsidies, government and foundation grants, tax-deductible contributions, and other financial sources not available to for-profit colleges. Other for-profit colleges and schools offer programs that compete, to a limited extent, with our programs. We also compete to attract individuals who may otherwise keep or seek a full-time job, attend another career-oriented college or school or join the military. We are a relatively small school with 185 (as of June 30, 2006) degree and certificate students with two campuses. Our size puts us at a competitive disadvantage to larger schools that offer more programs and degrees.

Our program offerings in the allied health disciplines include degree programs in MRI and PTA, and certificate and degree programs in Massage Therapy. We compete with other certificate and degree programs offered in the allied health field with courses offered by colleges and universities in California and nationwide. In the California area, there are currently over a dozen programs that are competitive to our programs. Nationwide there are hundreds of like programs. We have recently expanded our MRI degree program to two new consortium classrooms in Southern California i.e., at Casa Loma College's campuses. Moreover, we are one of a handful of colleges in California to offer associate degrees in PTA and MT.

Our HS offerings began in February 2004, when we launched one of the first associate degree programs in HREM in the country having been approved by BPPVE and accredited by ABHES.

We differentiate ourselves from our competitors by providing new courses, such as HREM, that are not offered elsewhere and by providing maximum educational flexibility for students. Our HREM program is designed so that part of the program curriculum is offered online in an advanced college Internet learning management system and the balance of the program curriculum is offered on-ground in a standard residential college setting or off-site residential classes. The HREM degree is designed for maximum educational flexibility because it is targeted toward public safety professionals and departments with busy schedules whose personnel need anytime, anyplace learning options. Such options significantly reduce the time necessary away from work to complete one's education and, when the department is sponsoring such education, it significantly reduces the time and expense to back-fill for personnel who are attending off-site residential classes.

We also offer students a stand-alone modular format versus a traditional semester format in some of our programs. More specifically, this allows for maximum educational flexibility for students in that a student may enter the HREM degree program every six weeks versus every three and one-half months if it were traditionally semester based. Furthermore, the modules are self-contained and do not build on each other directly; hence, students may choose to take modules when their schedule permits and still complete the program at their convenience, without missing crucial components of the education.

We believe that we enjoy a number of competitive advantages over our educational competitors. These advantages include the following:

(i)     CAREER-ORIENTATED   CURRICULUM.   Our   curriculum  is  designed  to  be
career-oriented and provide students with hands-on experience. We use instructors that we believe have extensive industry experience who, with the assistance of advisory boards and employed graduate contacts, develop and update the curriculum to help our students receive the skills and knowledge that may be required by employers.

(ii) PROGRAM FLEXIBILITY. Our curriculum is designed to provide our students with the maximum educational flexibility. For example, our HREM, MRI, PTA, MOA, and MT degree programs provide students with the capability to take a significant portion of their program curriculum online in an advanced college Internet learning management system and the balance of the program curriculum in standard residential college settings or off-site residential externships. Many of our programs are offered in a stand-alone modular format that allows students to take modules when their schedule permits and still complete the program at their convenience, without missing crucial components of the education.

(iii) RECRUITING STRATEGY. We recruit students by admissions representatives at our on-campus admissions offices. We use direct print and Internet advertising; referrals from employers, alumni, faculty and current students; and through our relationships with government agencies and corporations.

(iv) GRADUATE PLACEMENT RATE. Our career services staff works closely with graduates by actively soliciting job leads and developing relationships with potential and current employers. These efforts have contributed to placement rate for our graduates for the fiscal years 2004-2005, as reported in the ABHES Annual Report, as follows:

                         PTA                       100%
                         MRI                        80%
                         MT Degree                 100%
                         MT Certificate             75%


(v) QUALITY OF FACULTY. Most of our faculty members have a high level of related industrial or professional experience. Approximately 45% of our faculty members hold advanced academic degrees.

(vi) QUALITY OF OUR ONLINE COURSES. What further distinguishes our online curriculum is that we have spent a significant amount of resources to create an innovative, media-rich, state-of-the-art curriculum that taps both substantive pedagogy and the technical limits that online Internet learning affords. Our HREM online curriculum is highly interactive and laden with high quality professional illustration and animation presented with a 21st century virtual academic "look and feel".

STRATEGY

At the beginning of the Fall 2006 semester, 185 full and part-time students were enrolled in our associate of applied science and certificate programs in our allied health and homeland security programs. This represents a decrease of 20% from the October 1, 2005 semester. An additional 27 students have enrolled in October 2006.

Our objective is to strengthen our position as a provider of career-oriented post-secondary education with an emphasis on blended (i.e., integrated online and classroom) programs. We seek to achieve continued revenue and earnings growth by:

o   pursuing admissions growth at Sonoma College;

o   seeking   affiliations   with  other   schools,   government   agencies  and
corporations; and

o   further developing and implementing our distance education programs.

In management's opinion, we believe that we are strongly positioned to capitalize on projected demographic and market trends, including the projected increase in the number of U.S. high school graduates, based on national, state, and local funding and initiatives and the projected increase in the number of students entering the post-secondary education system.

We intend to achieve enrollment growth through:

o   the expansion of existing curricula;

o   the development of new curricula;

o   the expansion of our distance education initiatives;

o geographic expansion by way of affiliation with other colleges, government agencies, and corporations through the exportation of our unique programs e.g., Homeland Security and MRI Technology through "consortium agreements" as allowed and approved by ED, ABHES and BPPVE; and

o the expansion of recruiting efforts in selected regions of the U.S. In order to increase market penetration, we are continuing to expand our curriculum by increasing the number and variety of program offerings. In particular, we intend to continue to increase the number of associate degree programs that we offer. Associate degree programs generally generate greater revenue on a per student basis than certificate programs because they are longer in length of time to complete than certificate programs. In addition, we believe such programs attract certificate students because of the increased prestige the associate degree programs bring to the certificate candidate. Furthermore, the continued participation in the associate degree programs by students desiring to continue their studies beyond the certificate level has the same economic impact as a newly enrolled degree student. In order to introduce additional degree programs, we must secure approval from relevant state agencies, national accrediting agencies, and ED. We currently have two new programs that have been approved:
Pharmacy Technician associate degree and certificate, as well as a number of programs under consideration, including English as a Second Language ("ESL")/Foreign Students, ESL/Medical Office Administration, Sonography, Nuclear Technologist, Paralegal and Nurse Test Preparation,.

INTERNAL GROWTH STRATEGY

We also intend to achieve enrollment growth by continuing to upgrade and expand certain existing college facilities and programs by identifying suitable consortium opportunities and/or affiliations. Our ability to increase enrollment is limited by the capacity of our facilities and our ability to attract faculty to maintain appropriate student/faculty ratios. Our student/teacher ratios range from 1 to 1 for the clinical based portions of our MRI and PTA programs to 17.3 to 1 for our online programs. In the past, we have not had any difficulty in expanding our facilities to accommodate increased enrollment or relocating facilities if expansion was not feasible. We have also been able to maintain appropriate student/faculty ratios by offering our existing faculty the opportunity to work additional hours and by recruiting additional instructors. In addition, we may open additional locations by branching from our existing locations in areas that exhibit strong enrollment potential and job placement opportunities. In 1998, we expanded our facilities by adding an additional campus to our existing school, when we successfully opened our San Francisco campus. When opening a new additional location of an existing college, we must obtain approvals from the relevant state authorities and ABHES, and must notify ED and obtain its approval prior to disbursing Title IV Program funding at such additional locations.

CONSORTIUM AGREEMENTS

On August 3, 2004, Sonoma and Casa Loma College, Inc. ("Casa"), a California Corporation, entered into an academic consortium agreement whereby select Sonoma programs will be operated at Casa Loma campuses and select Casa programs will be operated at Sonoma's campuses in the form of "satellite programs". The stated initial focus will be on providing Sonoma's MRI Program at campuses owned and/or operated by Casa. The agreement stipulates a revenue sharing arrangement based upon net tuition and fees, as defined. Student tuition and fees payable in connection with a Satellite Program shall be shared as mutually agreed between the parties for any program. For the years ended June 30, 2006 and 2005, Sonoma billed $852,000 and $249,000 in gross tuition and recognized $767,000 and $198,000 respectively in tuition revenue with respect to this program. The agreement also provides that during its term and for a three-year period thereafter, Casa will not directly or indirectly compete with Sonoma in the MRI technology academic/education marketplace.

On February 4, 2005 Sonoma entered into a two-year arrangement with the National Holistic Institution, Inc. ("NHI"), a California corporation, whereby Sonoma was to offer its on-line Associate of Applied Science Degree in Massage Therapy
("AASMT") to NHI students and graduates and NHI was to offer its Massage Therapist and Health Education ("MTHE") program at Sonoma campuses. Effective March 21, 2006, the parties mutually agreed to cancel the arrangement without penalty to either party. No revenues were earned as of and for the years ended June 30, 2005 and 2006. The Company incurred a marketing fee of $7,500 in the year ended June 30, 2005 and $2,500 in the year ended June 30, 2006.

On October  21,  2004,  Sonoma and  Biohealth  College,  Inc.  ("Biohealth"),  a
California Corporation, entered into an academic consortium agreement whereby Sonoma's Associate of Applied Science degree in HREM was to be operated at Biohealth's campus. The agreement had an initial two-year term. As a result of Biohealth's inability to generate an adequate number of students at its campus, effective in September 2005, Sonoma and Bioheath mutually agreed to cancel this arrangement. We reported no revenues and incurred no costs or liabilities associated with this program.

On April 27, 2005, Sonoma and Citi College of Allied Health ("CCAH"), an Illinois Corporation, entered into an academic consortium agreement whereby Sonoma was to offer its MRI Technologist Program to CCAH students at its location as well as utilizing the Sonoma Platform. This agreement was subject to accreditation by ABHES and the identification and approval of a CCAH location. Among other matters, as a result of CCAH's inability to demonstrate its ability to obtain the required accreditation, the consortium agreement was not pursued and is considered to have lapsed. No revenues were earned or costs or liabilities incurred as of and for the years ended June 30, 2006 and 2005.

On May 24, 2005, Sonoma and the New York City Fire Department ("FDNY") entered into an agreement stipulating the terms and conditions by which Sonoma will assist the FDNY to deploy Homeland Educational Programs to its membership, specifically the Homeland Readiness and Emergency Management Associates of Applied Science Degree. Sonoma will offer the program utilizing its online campus and has responsibility for providing qualified online instructors, the program curricula, and complete administration and academic oversight, including enrollment, registration, financial aid administration, record keeping and grade reporting. The FDNY shall offer the HREM program to its employees and offer input for the continued development of the HREM program. The HREM program and any future development and program modifications shall at all times remain the sole and exclusive property of Sonoma. The agreement has an initial two-year term, which will renew for successive two-year terms unless cancelled by either party. No material revenues were earned or costs or liabilities incurred as of and for the years ended June 30, 2006 and 2005 relating to this agreement.

On December 30, 2005, Sonoma and Steele North America, Inc. ("Steele"), a Delaware Corporation and leading training institute for protective services training, entered into an agreement whereby Sonoma will offer its on-line HREM to Steele employees and candidates for their Executive/Dignitary Protection Program (E/DPTP); and Sonoma will offer its qualified students enrolled in its HREM program the option to perform certain of their semester three and/or four course work as an externship by attending Steele's E/DPTP. Steele shall promote the HREM to its employees, candidates and clients, and offer input for the continued development of the HREM program. The agreement provides that Sonoma is obligated to pay Steele a stipulated fee expressed as a percentage of net tuition and fees for each HREM student enrolled in the E/DPTP. The agreement has an initial two-year term, which will renew for successive two-year terms unless cancelled by either party. Sonoma maintains primary responsibility for the administrative and academic oversight of the HREM program. Sonoma will be obligated to perform enrollment and registration, record keeping, and grade reporting for all students enrolled through Steele. Steele will be required at its cost to hire qualified instructors to teach the E/DPTP. The agreement also provides that during its term and for a three-year period thereafter, Steele will not directly or indirectly compete with Sonoma in the Homeland Response and Emergency Management academic/education marketplace. No revenues were recognized with respect to this program in fiscal 2006.

We intend to continue to develop consortium agreement affiliations with colleges and schools by adding additional facilities based and online classroom locations in regions of the state and country where markets dictate a demand for our programs. We also intend to add additional branches to our campus when it is logistically and economically more feasible than creating consortium agreements.


SUBSIDIARY TRANSACTION

On April 22, 2004, Sonoma entered into a Stock Purchase Agreement with Grace Sims, the majority stockholder of MW Asia, Inc. and acquired 4,250,000 of the 5,000,000 shares outstanding of MW Asia for $15,000 with the intent of management at that time to effectuate a reverse merger with MW Asia as the parent company. Thus, certain shares of common stock of MW Asia would be freely traded and exempt from registration pursuant to a bankruptcy court order. MW Asia, Inc. was formed pursuant to an order of the US Bankruptcy Court and had not conducted any business of any nature. Subsequently, management's plans to consummate a reverse merger with MW Asia, Inc. were abandoned. On

September 21, 2004, Sonoma College Acquisition, Inc., a newly formed wholly owned subsidiary of Sonoma, and MW Asia, Inc., a Nevada Corporation, entered into an Agreement and Plan of Merger pursuant to which Sonoma issued 750,000 shares (reduced by 1,726 in fractional shares) of its common stock in exchange for the remaining 750,000 shares of MW Asia common shares held by 56 shareholders. Sonoma then merged MW Asia, Inc. into Sonoma College Acquisition, Inc.

In connection with the proposed MW Asia transaction, on February 9, 2004, in contemplation of the MW Asia transaction, Sonoma entered into an 18 month financial consulting services agreement with a group, specifically Gregg Greenberg, Robert Gutman, Eliot Smith, ANC Group, Inc. and Edward Gutman, for which it agreed to issue 2,744,500 of its common shares, valued in the agreement at $60,000. This amount was amortized as consulting expense ratably over the period of the agreement in the accompanying consolidated financial statements. During the years ended June 30, 2005 and 2006, $40,000 and $4,333, respectively, has been recorded as amortization of deferred consulting fees. The financial consulting services agreement provides that the consultants, Gregg Greenberg, Robert Gutman, Eliot Smith, ANC Group, Inc. and Edward Gutman, will assist the Company with its organization growth, providing guidance and advice in the areas of acquisitions, financing, management efficiency, and strategic relationship and such additional services as the president of Sonoma College may reasonably request, in connection with Sonoma College's business. The consultants were responsible for introducing the MW Asia transaction. No acquisitions or strategic relationships are currently planned by Sonoma College.

EXPAND EXISTING ALLIANCES AND ENTER INTO NEW STRATEGIC ALLIANCES

We also intend to seek to broaden our affiliations with other colleges, schools, government agencies, and corporations. Our marketing analysis has identified that a large pool of potential students are seeking post-secondary education programs that provide sufficient flexibility to allow them to complete the program without sacrificing their existing commitments. In order to meet this need, in 2004 we expanded our distance education initiative by offering three new "blended" education degree programs i.e., MRI Technologist, PTA, and HREM. Our blended degrees are designed so that a portion of the program curriculum is offered online in an advanced college Internet learning management system and the balance of the program curriculum is offered on-ground in standard residential college settings or off-site residential clinic externships. This allows for maximum educational flexibility for students who need anytime, anyplace learning options.

Our HREM degree program is a good example of our educational flexibility and is designed for public safety professionals and departments with busy schedules whose personnel need the capability to take courses in a less structured timetable. Employees of government agencies such as fire and police department personnel, who have difficulty attending full-time or part-time residential courses due to their existing busy schedules, can take advantage of the blended degree by completing some of their education online at their convenience and the remainder of the curriculum in a residential class. Such options significantly reduce the necessary time away from work to complete one's education and, when the department is sponsoring such education, it significantly reduces the time and expense to back-fill for personnel who are attending on-campus residential classes. We believe our distance education programs, such as the HREM blended degree, allow the college to substantially expand its presence in the homeland security education market. Our strategy is to leverage our existing strategic relationships to offer blended degrees whereby the residential classes are conducted in conjunction with other academic affiliates whether at our residential campuses or at campuses of our consortium partners.

We believe that our blended distance education capabilities will provide the college with a number of advantages. These advantages include the following:

o The ability to attract students who would otherwise be time barred from completing an associate degree or certificate program;

o The ability to achieve enrollment growth while reducing the additional costs normally incurred in increasing students, such as the expansion of classroom facilities through consortium agreement affiliations;

o Strategic partnerships with government agencies such as police, fire and EMS agencies wishing to take advantage of our distance education capabilities.

CURRICULA

We offer associate degrees and certificates in the allied health and homeland security disciplines. We currently offer the following programs:

o   Associate  of  Applied   Science  degree  in  Magnetic   Resonance   Imaging
Technologist (MRI}

o Associate of Applied Science degree in Homeland Readiness and Emergency Management (HREM)

o   Certificate in Homeland Security

o   Certificate in Homeland First Response Program

o   California Title 22 Public Safety First Aid Training Program

o   Associate of Applied Science degree in Massage Therapy

o   Certificate in Advanced Massage Therapy

o   Certificate in Fundamentals of Massage Therapy

o   Associate of Applied Science degree in Physical Therapist Assistant  (PTA)

o   Associate of Applied Science degree in Medical Office Administration (MOA)

o   Certificate in Medical Insurance Billing and Coding (MIBC)

o   Continuing Education for Nurses


The Homeland Security, Massage Therapy, MOA, MIBC, PTA, and Continuing Education for Nurses programs are offered at the main campus in Petaluma. The Homeland Security, Massage Therapy, MOA, MIBC, and MRI programs are offered at the San Francisco campus. The MRI and Homeland Security programs are also offered at our consortium classrooms at our affiliate's college campuses (i.e., Casa Loma College) in Van Nuys and Los Angeles, California.

MAGNETIC RESONANCE IMAGING PROGRAM

MRI is part of the larger field of medical imaging (i.e., ultrasound, nuclear medicine, and radiology). MRI scans provide images of soft-tissues of any area in the human body with unequaled clarity and detail. We offer an Associate of Applied Science degree in MRI Technology:

o   ASSOCIATE  OF APPLIED  SCIENCE  DEGREE IN MAGNETIC  RESONANCE  IMAGING.  Our
Associate of Applied Science degree in MRI Technology program covers the essential subjects necessary for a graduate to work as an MRI Technologist and perform MRI studies on patients in a hospital or outpatient facility in a competent, knowledgeable, and professional manner. The MRI degree program consists of five semesters. Semesters one through three are 18 weeks in length. During these first three semesters students attend classes online and residentially on Saturdays to receive their core MRI education. Semesters four and five are each 15 weeks in length of full time clinical externship (i.e., 30 to 40 hours per week) at an assigned clinical facility.

MRI  technology  is  a  respected   tool  of  the  medical   community  and  MRI
Technologists with a thorough educational background are in demand.

HOMELAND SECURITY PROGRAMS

Recent national and global events have resulted in a demand for hundreds of thousands of newly trained safety and security workers. We are responding to this training need by offering three programs:

o CERTIFICATE IN HOMELAND SECURITY. The Certificate in Homeland Security program offers basic theory, applications, and procedures in public safety, including training in homeland security, administration of justice, principles of terrorist investigations, federal and state terrorism laws, criminal law, criminal investigation, and security procedures. Students also receive First Responder training.

The Certificate in Homeland Security is 30 weeks in length, comprised of 30 credit units taught in 5 modules (two courses per module) that are six weeks in length. The Certificate in Homeland Security program articulates with the Homeland Response and Emergency Management degree program.

o ASSOCIATE OF APPLIED SCIENCE DEGREE IN HOMELAND READINESS AND EMERGENCY MANAGEMENT. The Associate of Applied Science degree in Homeland Readiness and Emergency Management program builds upon the training and knowledge a student has received in the Certificate in Homeland Security program. A student must successfully complete the Certificate of Homeland Security program before progressing  onto the HREM  degree  program  modules.  The HREM  degree  program expands a student's practical understanding of the homeland security field through in-depth training in defensive tactics, criminal procedures, interview and interrogation techniques, crime scene and evidence processing, and investigative report writing. A student also gains leadership and management skills through training in community relations, organizational leadership, and emergency communications and planning.

The HREM program aspires to train a graduate is trained for safety and security employment positions in both business and not for profit sectors such as hospitals, airports, law enforcement, and federal, state, and municipal governments.

o CERTIFICATE IN HOMELAND FIRST RESPONSE (HFR). In addition to the homeland security degree and certificate programs, Sonoma offers a program in HFR. This program is a cornerstone course in the homeland security degree and certificate programs, but it is also a stand-alone program for public safety professionals and volunteers who wish to complete the "National Standard Curriculum" for medical First Responders as well as a curriculum that follows Department of Homeland Security for first response to weapons of mass destruction e.g., biologic, chemical, and nuclear threats.

The Homeland First Response program in also a blended program such that a portion of the curriculum is offered online and a portion of the program is offered residentially.

o CALIFORNIA TITLE 22 PUBLIC SAFETY FIRST AID TRAINING PROGRAM. The college also offers a California-specific version of its Homeland First Response program. This program meets and exceeds California's Title 22 Public Safety First Aid training curriculum that is required of all volunteer and paid firefighters as well as law enforcement and medical personnel.

MASSAGE THERAPY PROGRAMS

Our Associate of Applied Science degree in Massage Therapy, Certificate in Advanced Massage Therapy, and Certificate in Fundamentals of Massage Therapy programs offer instruction in basic massage theory and practice, massage therapy research, the ethics of massage, advanced massage techniques, human sciences, business and computer skills, and general education classes. These programs are intended to prepare graduates to go into private practice, or for career opportunities working as massage therapists in pain relief centers, hospitals, physical therapy rehabilitation facilities, home health agencies, hospice centers, nursing homes and senior centers, health clubs, day and resort spas, cruise ships, corporations, for athletic teams, and working with other health care practitioners such as medical doctors, physical therapists, chiropractors, dentists, and psychologists.

The Certificate in Advanced Massage Therapy indicates that the student has completed an accredited program. Graduation from the Certificate in Advanced Massage Therapy program enables the student to sit for the National Certification Board for Therapeutic Massage and Bodywork ("NCTMB"). States and cities that regulate massage therapy often set unique educational requirements and determine independently whether to recognize NCTMB certification for licensing purposes. We advise prospective students to contact the state municipality where they plan to work in order to understand the applicable regulatory requirements. The Certificate in Fundamentals of Massage Therapy is an introductory program in massage therapy.

In summary, we offer three Massage Therapy programs:

o ASSOCIATE OF APPLIED SCIENCE DEGREE IN MASSAGE THERAPY. The Associate of Applied Science degree in Massage Therapy program is a blended online and residential classroom program.

o CERTIFICATE IN ADVANCED MASSAGE THERAPY. The Certificate in Advanced Massage Therapy program is a residential classroom program. Once graduated from this program, students are eligible to sit for the NCTMB exam. The curriculum structure also enables Certificate program graduates who desire more in-depth training to return and further their education by completing the Associate of Applied Science degree program in Massage Therapy.

o CERTIFICATE IN FUNDAMENTALS OF MASSAGE THERAPY. The residential Certificate in Fundamentals of Massage Therapy is a residential classroom program. This program is an introduction to massage therapy for those in professions who require basic massage certification or for those who want to enhance their personal or work lives with a basic understanding of massage therapy.

PHYSICAL THERAPIST ASSISTANT PROGRAM

Under the supervision of a physical therapist, the Physical Therapist Assistant is an integral member of the rehabilitation team for patients who are recovering from injuries, surgeries, or disease. After passing the state PTA exam, graduates from our PTA program begin entry-level work as PTAs. PTAs assist patients by providing services that help improve mobility, relieve pain, and prevent or limit permanent physical disabilities. People in need of physical therapy may include individuals with low back pain, arthritis, fractures, head injuries, cerebral palsy, and total joint replacements. PTAs have a wide variety of responsibilities which include implementing exercise programs for patients, gait training, balance training, teaching patients how to use assistive devices, wound care, massage, electrical stimulation, traction, ultrasound, transfer training and bed mobility, and training for impaired mobility. PTAs assess the patient's progress during treatment, analyze treatment effectiveness, and report the patient's status to the physical therapist. We offer an Associate of Applied Science degree in Physical Therapist Assistant program.

o ASSOCIATE OF APPLIED SCIENCE DEGREE IN PHYSICAL THERAPIST ASSISTANT. The Associate of Applied Science degree in Physical Therapist Assistant is four semesters in length. This integrated curriculum design provides clinical experience at hospitals and clinics to maximize clinical problem-solving skills and practical application of knowledge acquired through classroom and online courses.

PTAs find careers in a variety of settings: hospitals both pediatric and adult; outpatient clinics; hospice programs; rehabilitation centers; skilled nursing facilities; home health agencies; community, corporate, and industrial health centers; sports centers; public and private schools; adult day health programs; assisted living and retirement communities.

MEDICAL OFFICE ADMINISTRATION PROGRAMS

Medical  office   administration  is  an  integral  component  of  the  business operations of all hospitals, clinics, HMOs, and other health care providing organizations. We offer two programs in this area:

o   ASSOCIATE OF APPLIED SCIENCE DEGREE IN MEDICAL OFFICE ADMINISTRATION.

The Associate of Applied Science degree in MOA is four semesters in length. The program enables graduates to work as office managers in a variety of medical related settings.

There is a dual emphasis to the MOA program allowing students to receive training in both the overall management of the medical office, as well as a specialized focus on health claims processing. The medical office administrator has a basic knowledge of office skills, computer competency, working knowledge of word processing and spreadsheets, understands appropriate documentation, computerized appointment scheduling, patient records and collection procedures. In addition, the medical office administrator has specialized knowledge in the preparation, submission, and processing of health insurance claims.

Our Certificate in MIBC program is designed specifically for those students interested in medical billing, coding basics, and health insurance aspects of the medical administrative healthcare system. Designed for busy professionals, students may enroll in the entire program (Modules 1 through 5) or, with approval and previous education or experience, in one or more specific modules.

With consistent and detailed teaching, the MIBC program is intended to provide curriculum addressing an inclusive array of medical billing, coding, and insurance topics ranging from the introductory courses to intense and detailed advanced billing courses. Upon successful completion of the program, graduates obtain employment in the medical billing and medical coding area of the medical insurance field.

o CERTIFICATE IN MEDICAL INSURANCE BILLING AND CODING. The Certificate in MIBC program articulates with the Associate of Applied Science degree in Medical Office Administration program.

The MIBC curriculum is designed to be career-oriented and provide students with hands-on experience. Our program offerings are designed to provide students with the knowledge and competencies sought by the business community, we use instructors with extensive industry experience who, are assisted by advisory boards and employed graduate contacts and are developed and updated regularly. We believe this helps ensure that our graduates will be marketable to employers.

CONTINUING EDUCATION FOR NURSES PROGRAM

Depending on state and national requirements, nurses are required to obtain approximately 30 hours of CEUs per year to stay abreast of new developments in treatment modalities and healthcare administration and operations. Sonoma College is approved by the California Department of Consumer Affairs' Board of Registered Nursing as a "Continuing Education Provider" in California. Sonoma College provides a unique set of CEUs for nurses due to the specialized curricula we offer in MRI Technology, Physical Therapy, and Massage Therapy.

o NURSING CONTINUING EDUCATION COURSES. We currently offer three CEUs: MRI Safety for Nurses, Prevention of Physical Injuries for Nurses, and Acupressure (Shiatsu) Therapeutics for Nurses. These CEUs are offered on a rotating basis every two to three months.

INTELLECTUAL PROPERTY

We have spent a significant amount of resources to create an innovative, media-rich, curriculum that taps both substantive pedagogy and the technical limits that online and "datacasted" learning affords. For example, our HREM online curriculum is highly interactive and laden with high quality professional illustration, animation, and video presented with a 21st century virtual academic "look and feel." Our proprietary program information is copyrighted. To protect our rights to intellectual property, we rely on a combination of copyright law, trademark, trade secret protection and confidentiality agreements.

TRADEMARKS AND SERVICE MARKS

We use a number of trademarks. All trademarks, service marks and copyright registrations associated with the business are registered in the name Sonoma College, Inc and expire over various periods of time. We vigorously defend against infringements of our trademarks, service marks and copyrights.

FINANCIAL AID

Our Students finance their education through a combination of means that include individual resources, family contributions, financial aid and reimbursement, in whole or part, from employers. All our students who are unable to meet educational costs are encouraged to apply for financial assistance. In order to assist such students, we established a Financial Aid Office to advise students on obtaining federal, state, and other related sources of financial assistance and to administer federal, state financial aid programs. Approximately 56.1% of our students receive some form of government-sponsored financial assistance. Retaining the ability for our students to participate in federal and state financial aid programs therefore is extremely important to our business.

In its 2003 report, the College Board noted that about half of all college students nationwide receive grant aid from at least one source, so there is considerable variation in the amounts that students pay for tuition out-of-pocket. With close to $42 billion in grant aid distributed in the 2002-2003 Fiscal Year, students enrolled in two-year public colleges received an average of almost $2,000 in grant aid and students enrolled in public four-year colleges averaged about $2,400. At four-year private institutions, grant aid averaged $7,300 per student.

FEDERAL FINANCIAL AID PROGRAMS

Title IV of the Higher Education Act of 1965, as amended (the "HEA"), authorizes various federal student financial aid programs. Government-sponsored financial aid is of great importance to us because 56.1% of our tuition and fee revenues have been financed by government-provided financial aid received by our students. The HEA imposes numerous restrictions on institutions participating in federal student financial aid programs, including limitations on the number of courses that an institution of higher education may offer through telecommunications. Failure of an otherwise eligible institution to comply with state licensing and accrediting agency recognized by DOE requirements renders an education provider ineligible to participate in federal financial aid programs.

In addition, if an educational institution fails to obtain necessary state and accrediting agency approvals for education through telecommunications, it could be liable to ED for student financial aid to students in the program or other penalties. Congress regularly reviews and revises the laws governing the Federal Student Aid programs and annually determines the funding level for each of these programs. Congress must reauthorize HEA approximately every six years, and the latest reauthorization is currently under review. It is not possible to predict the outcome of the congressional reauthorization process. Although there is no present indication that the Congress will decline to reauthorize Title IV Programs, there can be no assurance that government funding for Title IV
Programs will continue to be available or maintained at current levels. A reduction in government funding levels could lead to lower enrollments at our college and require us to seek alternative sources of financial aid for students enrolled in our college. Since a significant percentage of our revenue is indirectly derived from Title IV Programs, the loss of or a significant reduction in funds from Title IV Programs funds available to students at our college would lower student enrollments and therefore negative impact tuition fees.

The U.S. Department of Education is currently reviewing our application to participate in Title IV Programs following the initial public offering of our stock on January 26, 2006 and if the agency does not reinstate our eligibility to participate in Title IV Programs, it will have a material adverse effect on our business, results of operations or financial condition (see "Regulatory Issues" section of this report).

Subject to the pending applications and related issues described in the "Regulatory Issues" section of this report, the following Title IV Programs are available for students attending our school:

o   Federal Pell Grant

o   Federal Supplemental Educational Opportunity Grant

o   Federal Direct Loan

o   Federal PLUS Loan

Grants are funds made available by the government or state for eligible students who demonstrate financial need. They do not need to be repaid. The Federal Pell Grant ("Pell Grant") provides eligible students financial assistance up to $4,050 per award year. It is only available to undergraduate students. The Federal Supplemental Educational Opportunity Grant is a supplement to the Pell Grant and is only available to students with the greatest financial needs as funds are limited per educational institution in accordance with a federally determined formula.

Loans are funds made available to students or their parents directly from ED, rather than from commercial lenders but nonetheless they need to be repaid. The Federal Direct Loan is a long-term, low interest educational loan to the student. Federal PLUS Loans enable parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin upon receipt of the loan.

In addition, some of our students utilize the Federal Work Study programs. This is a program where students earn money to help pay for educational expenses. Federal Work Study wages are 75% paid from federal funds and 25% from qualified employer funds. Work-Study encourages community service work and work related to the student's course of study.

In addition, there can be no assurance that current requirements for student and institutional participation in Title IV Programs will not change or that one or more of the present Title IV Programs will not be replaced by other programs with materially different student or institutional eligibility requirements.

STATE FINANCIAL AID PROGRAMS

In addition to the various federal loan and grant programs, state grant and loan assistance may be received by eligible students attending our school. The
California grants are grants made available by the State of California for eligible students pursuing an undergraduate degree or vocational training.

STATE APPROVAL AND LICENSING

Most for-profit, postsecondary educational institutions must maintain renewable authorizations from state or provincial licensing agencies or ministries to operate colleges, recruit students, and grant degrees and certificates. The State of California adopted legislation that requires private, postsecondary educational institutions to meet and maintain certain standards for integrity, financial stability, and educational quality, including the offering of bona fide instruction by qualified faculty and the appropriate assessment of students' achievement prior to, during, and at the end of its program.

The BPPVE is charged with establishing and enforcing these standards and granting licenses to institutions operating in the state. We are approved by BPPVE to award Associate of Science Degrees, Associate of Applied Science Degrees and certificates. Our current approval from BPPVE was granted in August 2004 and continues until December 31, 2007. BPPVE approval also serves as a prerequisite for accreditation (described in greater detail below) and therefore participation in Title IV Programs.

ACCREDITATION

Accreditation is a process of granting approval by an official review board to educational institutions and programs offered by those institutions, to show that such educational institution or program has met a recognized standard of quality. In the United States, accreditation is primarily a voluntary non-governmental process by which educational institutions submit themselves to qualitative review by an organization of peer institutions. Accrediting agencies include:

o national accrediting agencies, which accredit institutions on the basis of the overall nature of the institution without regard to geographical location;

o regional accrediting agencies, which accredit institutions within their geographic areas; and

o programmatic accrediting agencies, which accredit specific educational programs offered by institutions.

Accrediting agencies primarily examine the academic quality of the instructional programs offered at the institution. They also review the administrative and financial operations of the institution to ensure that it has the academic and financial resources to achieve its educational mission. Accredited institutions are subject to periodic review by accrediting agencies to ensure that such institutions maintain the academic standards required by the accrediting body and that they continue to fulfill the requirements set by such accrediting body. A grant of accreditation is generally viewed as certification that an institution and its programs meet generally accepted academic standards.

We are accredited by the ABHES, an agency recognized by the U.S. Department of Education. Accreditation by a recognized agency such as ABHES is prerequisite to institutional eligibility to participate in Title IV Programs. The Code of Federal Regulations describes the purpose of this recognition process to be "to ensure that these agencies are, for the purposes of the the Higher Education Act of 1965, as amended, or for other Federal purposes, reliable authorities regarding the quality of education or training offered by the institutions or programs they accredit." Under HEA, recognized accrediting agencies such as ABHES must conduct regular inspections and reviews of the institutions they accredit and monitor compliance during the term of their accreditation. If our college is unable to retain ABHES accreditation, we will not be eligible to participate in Title IV Programs and the loss of such revenue will have a material adverse effect on our business, results of operations and/or financial condition. See the "Regulatory Issues" section of this report for a discussion of our accredited status.

We also have been informed by ABHES that the agency is not recognized by ED to accredit programs delivered "primarily online" and therefore previously issued approvals cannot be, and should not have been, used for purposes establishing eligibility for students enrolled in such programs to receive Title IV Program funds. "Primarily online" is interpreted by ED to include programs delivered more than 50% online. We currently offer the HREM program delivered "primarily online" and therefore these students were, and currently are not, eligible to receive Title IV Program funds. ABHES has requested an expansion of its scope to include the regulation of distance education and the request will be reviewed at the upcoming recognition meeting in December 2006. If ABHES's scope is not extended to include the regulation of distance education, Sonoma will either have to redesign its HREM program to contain less than 50% on line courses, or continue the program without Federal Financial Aid.

Our PTA program is accredited by the American Physical Therapy Association's Commission on Accreditation in Physical Therapy Education ("CAPTE"). Sonoma College was visited in April 2006 for a program accreditation review. The PTA program was subsequently placed on probationary accreditation. We are presently working towards establishing compliance with all accreditation criteria in order to retain our full accreditation status with CAPTE. Management believes that the program will gain full accreditation status upon completion of the CAPTE's review process.

U.S. DEPARTMENT OF EDUCATION REQUIREMENTS

The HEA and corresponding regulations impose numerous requirements on institutions participating in Title IV Programs, including limitations on the percentage of revenue a participating institution can derive from Title IV Programs, financial responsibility and administrative capability standards, and a limit on the percentage of students that can default on student loans. Our failure to comply with these and other ED requirements could result in the loss of eligibility to participate in Title IV Programs and have a material adverse effect on our business, results of operations and/or financial condition

90/10 REGULATION

A proprietary institution loses its eligibility to participate in Title IV Programs if it derives more than 90% of its revenue from these programs in any fiscal year on a cash basis (the "90/10 Regulation"). The 90/10 Regulation affects only for-profit post-secondary institutions, such as ours. If our college loses eligibility to participate in federal student financial aid programs, it could have a material adverse effect on our business, results of operations or financial condition. We received approximately $1,108,000 and $1,621,000 from federal student financial aid programs during fiscal years 2006 and 2005 respectively, representing 56.1% and 81.1% respectively, of the total revenue.

STUDENT DEFAULT RATES

For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority student populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, ED instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a Federal Family Education Loan Program ("FFEL") and/or the William D. Ford Federal Direct Student Loan ("FDSL") cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by ED for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs.

According to ED, the final default rate for our college for 2004 (the latest year for which data is available) for all colleges and universities eligible for federal financial aid was 7.2% compared to 5.6% and 6.3% in the previous two years. The reported rates reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of that fiscal year. We are not subject to any restriction or termination under any student loan program as a result of non-compliance with the cohort default rate. This lack of restrictions is particularly important, as federal student loans represented 81.1% and 68.1% of our tuition revenues, on a cash basis, for the 2005 and 2006 fiscal years.

We carefully monitor our student loan default rate. To help reduce student loan default rates, ED requires that all educational institutions wait 30 days before disbursing funds to first-time, first-year undergraduates to prevent potential early-term dropouts from defaulting on their loans. Students who leave school in the early part of their educational program typically default on their loans at a higher rate than those students who remain and complete the program.

REGULATORY ISSUES

Effective on January 25, 2006, Sonoma, registered an initial sale of securities to the general public on Form SB-2 (the "Initial Offering"). As noted above, Sonoma's eligibility to participate in the federal student financial assistance programs authorized by Title IV Programs is dependent on the approval of the California Bureau of Private Postsecondary and Vocational Education, ABHES and the ED. ABHES and ED determined that the Initial Offering was a change of ownership and/or control and therefore, pursuant to each agency's requirements, the previously issued approvals were to be suspended as of January 25, 2006. Each of the agencies was required to review and approve the transaction in order for Sonoma to continue to participate in the Title IV Programs. BPPVE approved the Initial Offering prior to January 25, 2006, but ABHES and ED have not granted this approval as of this filing.

ABHES deferred action on Sonoma's change of ownership application until its next regularly scheduled meeting in December, 2006. Sonoma has also submitted its response to issues identified during an evaluation visit. During this process, Sonoma continues to be accredited by ABHES.

ED similarly has not approved Sonoma's change of ownership application following the transaction. On April 6, 2006, ED started holding federal financial aid funds related to Sonoma students' loans, due mainly to the Company's failure to post a letter of credit previously requested by ED for approximately $407,000. The letter of credit amount represents 25% of the Title IV Program funds Sonoma received in the 2004-2005 Title IV Program award year and was requested due to Sonoma's failure to demonstrate financial responsibility following the Initial Offering. The Order prevents Sonoma students from receiving any Title IV Program funds until ED approves the change of ownership. During this period, Sonoma continues to enroll students under the Title IV Program. Sonoma subsequently submitted a revised change of ownership application including the letter of credit, which has been approved by its bank, which remains under review.

As noted throughout this report, a significant percentage of Sonoma's students rely on Title IV Program funds to finance a portion of their educational expenses. Therefore, a decision by ABHES not to approve the change of ownership or an ED decision not to certify Sonoma's eligibility to participate in the Title IV Programs (even if ABHES does approve the change of ownership) in a timely manner will have a significant impact on the consolidated financial position of the Company.

PROGRAM REVIEW

ED representatives conducted an on-site review of Sonoma's administration of the Title IV Programs for the 2003-2004, 2004-2005, and 2005-2006 award years and issued the results of that review in a report dated August 14, 2006. Sonoma must provide a response to ED no later than November 12, 2006. ED has not assessed any determination pending receipt of Sonoma's response.

REFUNDS

We utilize the State of California's refund policy. Under provision of the Maxine Waters Student Protection Act, the student may withdraw from a course after instruction has started and receive a 100% refund of the unused portion of the tuition and other refundable charges.

The resident instruction student has the right to full refund of all charges less the $100 admissions fee if he or she cancels the enrollment agreement before midnight of the eighth business day of each semester and has made an initial payment. Students canceling after the eighth day of instruction are eligible for a pro-rata refund of all fees paid for which instruction was not delivered. After the eighth business day, refunds are calculated from the last day of attendance. The last date of attendance is established as the last date of physical presence at the institution or the last day the student responds online. The refund shall be the amount the student has paid for the instruction multiplied by a fraction, the numerator of which is the number of hours of instruction not received but for which the student has paid, and the denominator of which is the total number of hours of instruction for which the student has paid. The refund will be made within 30 days of the effective withdrawal date. The effective withdrawal date for a student will be when any of the following occur:

o the date the student notifies the college in writing of withdrawal, or the date of withdrawal, whichever is later;

o   the date the college terminates the student's enrollment;

o the student fails to attend class for a 10-consecutive-day period without prior written permission from a Program Director. The online student has a right to full refund of all charges less the $100.00 admissions fee if he or she cancels the enrollment agreement before midnight of the eighth business day of each semester and has made an initial payment. Students canceling after the eighth day of the instruction are eligible for a pro rata refund of all fees paid for which instruction was not delivered. The refund shall be the amount the student has paid for the instruction multiplied by a fraction, the numerator of which is the number of hours of instruction not received but for which the student has paid, and the denominator of which is the total number of hours of instruction for which the student has paid. Students are to log-on to the first lessons of their Internet courses on the first day of each semester. The last date of log-on is established as the last day of attendance. After the eighth-day, refunds are calculated from the last day of attendance. The refund will be made within 30 days of the effective withdrawal date, as explained above.

If the student has had access to all courses through distance education and then requests a refund, the institution is obligated to provide all other educational services it agreed to provide, such as responses to students inquiries, student and faculty interaction, and evaluation and comment on lessons submitted by the students, but shall not be obligated to pay any refund.

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. Our business and the value of our common stock are subject to the following Risk
Factors:

o We have a history of operating losses. There is no assurance that we will be profitable in the future.

The Company incurred a net loss of $1,881,629 for the year ended June 30, 2006. In addition, as of June 30, 2006, the Company had a working capital deficiency of $1,415,402 and a stockholders' deficiency of $2,703,127. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

We cannot be sure that we will achieve profitability in fiscal 2006 or thereafter. Continuing losses may exhaust our capital resources and force us to discontinue operations.

o We are substantially dependent on student financial aid. A reduction in funding levels could lead to lower enrollments which could make profitability more difficult to achieve and sustain.

Students attending Sonoma College finance their education through a combination of individual resources, including earnings from full or part-time employment, government-sponsored financial aid and other sources including family contributions. Approximately 56% and 80% of the students at our institute received some form of government-sponsored federal or state financial aid in 2006 and 2005, respectively.

Congress regularly reviews and revises the laws governing the Federal Student Aid programs and annually determines the funding level for each of these programs. Congress must reauthorize HEA approximately every six years. It is not possible to predict the outcome of the congressional reauthorization process. Although there is no present indication that the Congress will decline to reauthorize Title IV Programs, there can be no assurance that government funding for Title IV Programs will continue to be available or maintained at current levels.

In addition, there can be no assurance that current requirements for student and institutional participation in Title IV Programs will not change or that one or more of the present Title IV Programs will not be replaced by other programs with materially different student or institutional eligibility requirements. If we cannot comply with the provisions of the HEA, as revised during a congressional reauthorization process, or if the cost of such compliance is excessive, it would reduce our students ability to receive government sponsored financial aid.

A reduction in government funding levels could require us to seek alternative sources of financial aid for students enrolled in our college. Since a significant percentage of our revenue is indirectly funded by Title IV Programs, the loss of or a significant reduction in funds from Title IV Programs to students at our college would lower student enrollments.

o Our failure to meet financial responsibility standards may cause us to lose eligibility to participate in federal student financial aid programs.

To participate in various financial student aid programs under Title IV of the HEA (Title IV Programs), an institution must satisfy specific standards of financial responsibility. Under the law and regulations, ED calculates three financial ratios for an institution: an equity ratio, a primary reserve ratio, and a net income ratio which are combined into a composite score. If an institution's composite score is above positive 1.5, it may continue its participation in Title IV Programs without ED oversight. For fiscal 2006 and 2005, our college's financial composite ratio was not in compliance, although we have been in compliance in all earlier years. An institution that does not meet the ED's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount of not less than 50% of the Title IV Program funds received during our prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Such conditions include reporting results earlier to ED, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of a compliance certificate from an independent auditor, among other terms and conditions. We therefore may be required to post a letter of credit under the alternatives described in the preceding sentences. Students attending our institution received $1,487,000 (of which the Company received $1,108,000) and $1,621,000 in Title IV funds for the years ended June 30, 2006 and 2005, respectively. Management is unable to determine at this time the amount of any letter of credit that may be required.

o Loss of student financial aid in the event of high student loan default rates could affect our ability to attract students, resulting in lower enrollments which may force us to discontinue operations.

We are substantially dependent on our college's continued participation in the Federal Student Aid programs, under Title IV Programs. An institution could lose its eligibility to participate in some or all of Title IV Programs if the rate of defaults of its students on the repayment of their federally guaranteed or funded student loans (the "cohort default rate") exceeds specified rates for specified periods of time. Student default rates are determined by the number of students in repayment, not the amount of dollars in repayment.

An institution whose cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of Title IV Programs limited, suspended, or terminated by ED. The limitation, loss of, or a significant reduction in Title IV Program funds available to students at our college would adversely affect our financial performance.

o If we fail to maintain state licenses or authorizations, we could lose our eligibility to participate in federal Title IV programs and would be forced to discontinue operations.

An institution that awards degrees and certificates and wishes to participate in Title IV Programs, must be licensed or authorized to offer its programs of instruction by the relevant agencies of the state in which it is located. Requirements for licensing and authorization vary substantially among the states. Typically, state laws require that an institution demonstrate that it has the personnel, resources, and facilities appropriate to conduct its instructional programs. Our college is licensed or approved by the relevant agencies of the State of California. If our college were to lose its state license or its authorizations, it would lose its eligibility to participate in federal Title IV Programs and would be required to discontinue operations. Our college is currently approved to operate by the BPPVE through December 31, 2007.

o If we fail to maintain accreditations it could affect our ability to attract students, resulting in lower enrollments which would make profitability more difficult to achieve and sustain.

We believe that the accreditation of our college is an important factor in our students' decisions to enroll in our college. Any failure to maintain accreditation could have a material adverse effect on our ability to attract and retain qualified students. In addition, in order to participate in Title IV Programs, an institution must be accredited by an accrediting agency recognized by ED. In the United States, accreditation is primarily a voluntary non-governmental process by which educational institutions submit themselves to qualitative review by an organization of peer institutions. Our college is accredited by ABHES, an accrediting agency recognized by ED. Under the HEA, recognized accrediting agencies such as ABHES must conduct regular inspections and reviews of the institutions they accredit, including unannounced site visits to institutions that perform career oriented education and training. Any failure to maintain our college's accreditations may affect our ability to operate in various states, receive funds under the Title IV Programs and attract students. We are currently accredited by ABHES through December 31, 2008.

o Our Physical Therapist Assistant (PTA) Program is accredited by the American Physical Therapy Association's Commission on Accreditation in Physical Therapy Education. If the college were to lose this accreditation, it would have a material adverse effect on our PTA enrollments.

o The loss of our senior management and failure to attract and retain qualified personnel in a competitive labor market could limit our ability to execute our growth strategy, resulting in lower enrollments and a slower rate of growth.

We depend on the continued service of our senior management. Our success also depends, in large part, upon our ability to attract and retain highly qualified program directors, staff, and faculty. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel and retaining such personnel once hired. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could limit our ability to execute our growth strategy resulting in a slower rate of growth.

o If there were a change of ownership or control it may affect our eligibility to participate in Title IV programs and force us to reaffirm our state authorization and accreditation. Any loss or suspension of federal student financial aid programs or our authorization and accreditation would adversely affect our financial performance and may force us to discontinue operations.

Effective on January 25, 2006, Sonoma, registered an initial sale of securities to the general public on Form SB-2 (the "Initial Offering") As noted above, Sonoma's eligibility to participate in the federal student financial assistance programs authorized by Title IV Programs is dependent on the approval of the California Bureau of Private Postsecondary and Vocational Education, ABHES and the ED. ABHES and ED determined that the Initial Offering was a change of ownership and/or control and therefore, pursuant to each agency's requirements, the previously issued approvals were to be suspended as of January 25, 2006. Each of the agencies was required to review and approve the transaction in order for Sonoma to continue to participate in the Title IV Programs. BPPVE approved the Initial Offering prior to January 25, 2006, but ABHES and ED have not granted this approval as of this filing.

ABHES deferred action on Sonoma's change of ownership application until its next regularly scheduled meeting in December, 2006. Sonoma has also submitted its response to issues identified during an evaluation visit. During this process, Sonoma continues to be accredited by ABHES.

ED similarly has not approved Sonoma's change of ownership application following the transaction. On April 6, 2006, ED started holding federal financial aid funds related to Sonoma students' loans, due mainly to the Company's failure to post a letter of credit previously requested by ED for approximately $407,000. The letter of credit amount represents 25% of the Title IV Program funds Sonoma received in the 2004-2005 Title IV Program award year and was requested due to Sonoma's failure to demonstrate financial responsibility following the Initial Offering. The Order prevents Sonoma students from receiving any Title IV Program funds until ED approves the change of ownership. During this period,

Sonoma continues to enroll students under the Title IV Program. Sonoma subsequently submitted a revised change of ownership application including the letter of credit, which has been approved by its bank, which remains under review.

o If students fail to pay their outstanding balances, it would affect our profitability and cash flow.

We offer a payment plan to help students pay that portion of their education expense not covered by financial aid programs. The plan requires the student to pay this amount in full by the end of the semester in which he or she is enrolled in a program. These balances are unsecured and not guaranteed. Losses related to unpaid student balances in excess of the amounts we have reserved for bad debts could affect our profitability.

o Our failure to develop our online business and distance education program could limit our enrollments and make profitability even more difficult to achieve and sustain.

We must seek approval for expansion of our distance education offerings from our accrediting agency i.e., ABHES and from the State of California i.e., BPPVE. We intend to continue to expand our online distance education courses and programs. This will require additional resources and personnel, including additional faculty and staff to support this anticipated growth. This anticipated growth may place a significant strain on our financial and operational resources. The continued development and marketing of the online programs offered by our college are critical to the continued acceptance and growth of our distance education programs. If we are unable to continue to develop our online distance education programs, this could limit enrollments and this would have a material adverse affect on our business, results of operations, and financial condition.

Our online distance education programs' success depends in part on our ability to expand the content of programs, develop new programs in a cost-effective manner, and meet students' educational needs in a substantive and timely manner. The expansion of our existing online distance education programs and the development of new programs may not be accepted by our students or the online education market. This could adversely affect our enrollment growth.

o Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter to quarter. This may result in volatility or adversely affect our stock price.

We experience, and we expect to continue to experience, seasonal fluctuations in our revenue because the markets in which we operate tend to be seasonal, varying according to the enrollment periods throughout the year. These fluctuations could result in volatility adversely affecting our stock price. In addition, as our revenue grows, these seasonal fluctuations may become more evident. We typically generate the lowest portion of our net revenue in the first fiscal quarter due to lower student enrollments during the summer months at our college, while our expenses remain relatively constant over the course of a year. We expect that this seasonal trend will continue.

o Our failure to significantly increase the number of our students or retain students would affect our ability to grow.

Our future success is highly dependent on attracting students who are willing to subscribe to "blended" online distance education and residential classroom education programs. We believe that offering new courses through blended pedagogy provides flexibility for students and will attract more students. If the market for blended programs online courses develops more slowly than we expect, or if our efforts to attract new students are not successful or cost effective, this will result in slower enrollments and a slower rate of growth.

o If we are not able to continually enhance our programs and services, it would affect our ability to grow enrollments.

Our curriculum is designed to be career preparation oriented and provide students with theoretical knowledge and practical experience. In order to ensure that our program offerings continue to provide students with the knowledge and competencies sought by the business community, we must continually develop and update our curricula. If our educational programs fail to keep pace with the evolving requirements of potential employees or cannot respond to changes in industry requirements, it could have a material adverse effect on our ability to attract students and grow enrollments.

o If our services and products infringe the intellectual property rights of others, this may result in costly litigation or the loss of our own intellectual property rights, which could be time-consuming and costly and materially adversely affect our business.

Competitors and others may claim that we have infringed their current or future intellectual property rights. The defense of any lawsuit, whether with or without merit, could be time-consuming and costly. If a lawsuit against us is successful, we may lose, or be limited in, the rights to offer our products and services.

We may be subject to claims for defamation, negligence, copyright, or trademark infringement or claims based on other theories relating to the information we publish in our textbooks or on our Internet site. These types of claims have been brought, sometimes successfully, against other print publications and online services in the past. Any proceedings or claims of this type with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources and require us to make changes to our textbooks or Internet site.


ITEM 2.       DESCRIPTION OF PROPERTIES

FACILITIES

PETALUMA CAMPUS

Our main campus is now located in a 12,000 square foot professional building in Petaluma, California, about an hour north of San Francisco. The main campus consists of classrooms, laboratories, an anatomy laboratory, student lounge and study space, a computer laboratory and office space for the staff. Our Petaluma campus library is devoted to important texts, references, and journals in homeland security, administration of justice, criminal justice, occupational therapy, physical therapy, massage therapy, medical office administration, and medical insurance billing. Instructional equipment at the school includes televisions, video recorders, a film projector, computer projectors, overhead projectors, lab equipment, anatomy models, video equipment and state of the art therapy equipment. Our library and computer laboratory has stand-alone and networked computer workstations that provide access to the Internet, certain on-line medical literature search engines and major libraries in the area. The campus is fully accessible to persons with disabilities and has an elevator. The campus is accessible to major thoroughfares and public transport and close to stores, restaurants, hiking trails and a large park.

All Sonoma Students have access to the Library and Information Resources Network
(LIRN) electronic library.

SAN FRANCISCO CAMPUS

On March 21, 2005, Sonoma entered into a 60-month operating lease for 7,084 square feet in its San Francisco facility. We took occupancy upon completion of improvements by the landlord in July 2005. The space consists of classrooms, laboratories, student lounge and study space, a computer laboratory and an office space for the staff. The campus is fully accessible to persons with disabilities. Our San Francisco campus library focuses on massage therapy, MRI, and homeland security resources. Previously we occupied a 5,000 square foot space on a month-to-month basis.

We believe that our facilities are adequate for our current and requirements over the next 12 months.


ITEM 3.       LEGAL PROCEEDINGS

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

Pursuant to the complaint, we requested that the court grant to us compensatory damages, punitive damages, attorney's fees and injunctive relief. We intend to aggressively enforce our rights and claims in connection with the complaint. On January 13, 2006, H. John Stalcup filed an answer to our complaint and a cross-complaint for wrongful termination, breach of contract and conversion. We have filed an answer to the cross-complaint.

In addition, Mr. Stalcup filed a complaint with the U.S. Department of Labor with respect to the issues set forth in his cross-complaint pursuant to the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002. Mr. Stalcup's complaint was dismissed by the U.S Department of Labor in August 2005 because Sonoma was determined not to be an employer subject to the applicable provisions of the Sarbanes-Oxley Act. Mr. Stalcup appealed the U.S. Department of Labor's determination in September 2005. In February 2006, Mr.Stalcup's appeal was dismissed by the U.S Department of Labor.

In April 2006, H. John Stalcup filed a lawsuit against Sonoma College, certain officers of Sonoma College and its attorney and transfer agent (collectively, the "Defendants") in the Superior Court of the State of California in and for the County of Sonoma. Mr. Stalcup has alleged in his complaint, that, among other things: the Defendants intentionally and negligently interfered with prospective economic advantage, committed a conversion, fraud and trespass to chattels by not allowing the restrictive legend to be removed from his stock certificates which represent shares of common stock of Sonoma College. We have filed an answer to the cross-complaint and the litigation matters involving Mr. Stalcup were consolidated.

On October 31, 2006, Sonoma College's counsel in the litigation matters regarding H. John Stalcup withdrew as counsel to Sonoma College. As of November 1, 2006, the litigations are in the discovery process and Sonoma College is interviewing attorneys in substitution of its former counsel.

We do not believe that the lawsuit will have a material adverse effect on our financial position or results of operations, however, there can be no assurance of the outcome of the lawsuit.

Other than the Stalcup litigation, we are not currently a party to any material legal action.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended June 30, 2006.


                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

The Company's Common Stock currently trades under the symbol "SNMAE.OB"

On November 5, 2006, there were 68,142,062 shares of common stock issued and outstanding and no shares of preferred stock are issued or outstanding.

Since January 30, 2006, the Company's Common Stock has traded on the over-the-counter electronic bulletin board. The price ranges presented below represent the highest and lowest quoted bid prices during each quarter for 2006 reported by NASDAQ. The quotes represent prices between dealers and do not reflect mark-ups, markdowns or commissions and therefore may not necessarily represent actual transactions.

COMMON STOCK

Year         Period                                         Stock Price
----         ------                                         -----------
                                                     High                  Low
                                                     ----                  ---
2006         3rd Quarter (Feb 1,
             2006-March 31, 2006)                   $1.15                 $0.27
             4th Quarter                            $0.40                 $0.16
2007         1st Quarter                            $0.18                 $0.07
             2nd Quarter
             October 1, 2006 -
             November 3. 2006                       $0.20                 $0.12



As reported by the NASDAQ OTC Bulletin Board, on November 3, 2006 the closing sales price of the Company's Common Stock was $0.20 per share.

HOLDERS

As of November 10, 2006, there were approximately 179 holders of record of the Company's common stock as determined from the Company's transfer agent's list. Such list does not include beneficial owners of securities whose shares are held in the names of various dealers and clearing agencies.

DIVIDENDS

The Company has never declared nor paid any cash dividends on its common stock and does not anticipate paying dividends in respect of its common stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon, among other things, its earnings (if any), financial condition, cash flows, capital requirements and other relevant considerations, including applicable contractual restrictions and governmental regulations with respect to the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

On July 13, 2005, Sonoma entered into a one-year revolving credit line agreement with Wisse Enterprises LLC ("Wisse") and executed a promissory note in favor of Wisse in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that Sonoma may borrow up to $500,000 from Wisse. Sonoma borrowed $300,000 upon the execution of the agreements at an annual rate of interest of 3.51% (LIBOR), adjusted monthly. Related interest expense for the year ended June 30, 2006 and accrued interest included in accounts payable and accrued expenses each amounted to $11,504. As of June 30, 2006, an additional $175,000 was borrowed, resulting in a balance outstanding of $475,000 at June 30, 2006, and remaining availability of $25,000. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing) or the expiration of the agreement. Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. The Chairman, Chief Executive Officer and Executive President of Sonoma personally guaranteed the obligations of Sonoma pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, the Company issued 375,000 shares of its common stock to Wisse and granted Wisse an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The aggregate fair value of the common stock issued using a value of $.096 per share was $36,000 and the value of the common stock purchase option of $14,763 was determined utilizing the Black-Scholes option pricing model has been accounted for as deferred financing costs in the accompanying consolidated balance sheet as of June 30, 2006, and has been amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

In October 2005, Sonoma entered into a Convertible Promissory Note ("Note") agreement with TLC, LLC for the amount of $100,000. The note bears interest at 7.5% per annum. Related interest expense for the year ended June 30, 2006 amounted to $5,117. Principal and accrued interest was originally due and payable in full in October 2006. At Sonoma's option, this Note and accrued interest thereon was convertible at any time prior to maturity into shares of Sonoma's common stock at the conversion rate of $.20 per share. During June 2006, Sonoma exercised its option and converted the Note and related accrued interest of $5,117, resulting in the issuance of 509,375 shares of common stock. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. The aggregate fair value of the common stock purchase option of $2,956 was determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs and is being amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Effective August 9, 2006, the Company closed on the first tranche of a financing transaction with a group of private investors ("Investors") in the amount of $250,000. The financing transaction provides for two tranches, each in the amount of $250,000, for a total financing of $500,000. The second tranche will be consummated upon the effective date of a registration statement to be filed with the Securities and Exchange Commission by the Company with respect to the shares underlying the conversion of the Debentures and the exercise of the Warrants. After deducting commissions and other costs of the first tranche of the offering of $250,000, the Company received proceeds of $208,750. The financing consists of two components: (a) 9% Secured Convertible Debentures of the Company ("Debenture" or "Debentures"), in the principal aggregate amount of $500,000 (two tranches of $250,000 each), due February 8, 2008, such Debentures convertible into shares of the Company's common stock, $0.0001 par value (the "Common Stock") at a per share conversion price at the rate equal to the lesser of: (i) $0.08, subject to adjustment; and (ii) 75% of the average of the 3 lowest closing prices during the 20 trading days immediately prior to the applicable conversion date; and (b) Warrants registered in the name of each Investor with an exercise price of $0.10, subject to adjustment. The Company shall use the net proceeds from the sale of the securities for working capital purposes.

The Debentures shall accrue interest on the principal amount of the Notes at a rate per annum of 9% from August 9, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, on August 9, 2008. The Debentures are secured by the assets of the Company and its subsidiary.

In addition to the cash fee and warrants to vFinance Investments, Inc. and its affiliates, for its services as placement agent, the Company also issued 600,000 shares of common stock, valued at $168,000 in the aggregate, to vFinance Investments and certain of its agents, as directed by vFinance.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The shares of common stock underlying the securities sold in this financing transaction will be registered for resale on a registration statement to be filed by the Company in accordance with terms and conditions of a registration rights agreement.

On October 4, 2006, the Company consummated a private placement with two investors of its 10% Secured Promissory Notes in the gross and net amount of $550,000 and $487,500, respectively. The investors also received 3,055,554 shares of the Company's common stock with a value of $275,000 at the closing date and five year warrants to purchase 280,000 shares of common stock expiring September 28, 2011, exercisable at $0.11 per share. The Promissory Notes are convertible into common shares at the option of the investors at $0.90 per share. The Promissory Notes are secured by a mortgage on the residence of an officer/stockholder and are due March 28, 2007. If not repaid by December 28, 2006, however, an additional 3,055,554 shares of common stock are issuable to the investors. An additional 91,666 shares of common stock valued at $8,250 were issued to a finder. Shares issued in this transaction are subject to certain piggy-back registration rights.

The Secured Promissory Notes shall accrue interest on the principal amount of the Notes at 10% per annum from October 4, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal payments, on the earlier of March 28, 2007 or the date on which the Company consummates an equity financing or funding transaction in excess of $1,500,000. The Secured Promissory Notes are secured by a mortgage on the residence of our Chairman and CEO.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this report. This report contains statements that constitute forward-looking statements within the meaning of the private securities litigation reform act of 1995. We caution you that forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from the statements that constitute forward-looking statements as a result of various factors.

result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL

We own and operate a for-profit post-secondary institution that offers students associate degrees, certificates and continuing education in the allied healthcare and homeland security fields. We currently operate two campuses. Our main campus is located in Petaluma, California (about an hour north of San Francisco) and our second campus is located in the downtown financial district of San Francisco.

Our stated strategy is to expand through increased student population at our San Francisco and Petaluma Campuses;, the establishment of other programs, curricula and relationships through which we can utilize our online platform; and the introduction of Consortium Agreement programs with other institutions. We continue to grow our relationship with Casa Loma to offer our MRI program and with the New York City Fire Department to offer our Homeland Response and Emergency Management program. In fiscal 2006, we experienced substantial increases in tuition earned in our physical therapy assistant, MRI and Casa Loma
(MRI) programs, and homeland security programs as a result of incurring substantial additional costs for program and curricula development, facilities, faculty, financial aid, registrar and other administrative costs in fiscal 2005. As can be seen from the table below, our student count has increased substantially over time, especially when comparing the fiscal year-end totals (June 30) to the preceding comparable periods. Although there can be no assurance of this, we expect our student population to continue to increase as a result of the foregoing programs over the next 12 months. Should we continue to achieve increased student population, we anticipate that our operating costs as a proportion of tuition and fee income will decrease in fiscal 2007 as compared to fiscal 2006, consistent with the preceding year. We can give no assurance, however, that this trend will continue. In order to continue funding the foregoing during the year ended June 30, 2006, we expended substantial resources to complete the process to become a publicly traded company; (our registration statement on Form SB-2/A was declared effective by the Securities and Exchange Commission on January 25, 2006); secured a $500,000 revolving credit arrangement, received $100,000 from the issuance of a convertible note (which was converted to equity in June 2006) and received $966,000 in funding from our officers and stockholders. In addition we received additional funding through a private placement in August 2006, in which vFinance acted as placement agent, in the net amount of $208,750 (a similar amount to be received upon completing an SEC registration statement) and a bridge financing arrangement in the net amount of $487,500 in October 2006. There can be no assurance however, that our plans will ultimately be successful and we may not achieve adequate revenues or profitability even if we received additional capital under the vFinance arrangement or from the various sources identified, which itself is not certain. While we also substantially reduced selling and marketing expenses we experienced substantial increases in administrative costs principally related to increased professional costs of being a public company, costs of filing of our SB-2, and legal costs associated with litigation.

We derive our revenues from the following sources: (i) tuition, fees and charges paid by, or on behalf of, our students and (ii) revenue derived from the consortium agreements commencing in fiscal 2005. A large number of our students paid a substantial portion of tuition and other fees with funds received through student assistance financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("HEA"). We received approximately 56.1% and 81.1% of revenue determined on a cash basis from such funds for the years ended June 30, 2006 and 2005, respectively. See below for further discussion regarding the continued availability of Title IV funds to our students.

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

The following table summarizes student enrollment as of each date:

           June 30, 2003                                       76
           September 30, 2003                                 111
           December 31, 2003                                   77
           June 30, 2004                                      125
           September 30, 2004                                 140
           December 31, 2004                                  216
           March 31, 2005                                     220
           June 30, 2005                                      224
           September 30, 2005                                 230
           December 31, 2005                                  267
           March 31, 2006                                     270
           June 30, 2006                                      260

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

We must be authorized by the state in which we operate, accredited by an accrediting commission recognized by the ED, and certified by ED to participate in Title IV Programs. Any substantial restrictions on our ability to participate in Title IV Programs would adversely affect our ability to enroll students. See discussion below under Liquidity and Capital Resources.

Accounts receivable are due from students and are primarily expected to be paid through the use of Federal and State sources of funds. Students are responsible for amounts not available through federal and state sources and unpaid amounts due when the student withdraws. Under the HEA requirements, students are obligated to us for education costs that the student can no longer pay with HEA Title IV funds. We expect that non-Title IV accounts receivable due from students may increase in the future as student enrollment increases, and that the related provision for uncollectible accounts may also increase.

CRITICAL ACCOUNTING ESTIMATES

Our financial results can be materially affected by estimates made in certain specific areas, including the adequacy of our allowance for doubtful accounts, the anticipated life of our intangible assets, including capitalized curricula, and realization of these costs through earnings. The adequacy of our allowance for doubtful accounts is dependent upon our ability to be guaranteed collection of receivables under the aforementioned Title IV program. Should the Title IV program available to our students be reduced in the future, we could be exposed to a greater risk to losses from uncollectible student receivables. Intangible assets include capitalized curricula costs relate to our various course offerings, including our new Homeland Security curriculum. We are amortizing these costs over their estimated useful lives of five years. Under United States generally accepted accounting principles we are required to periodically evaluate the recoverability of these and other long-lived assets. If projected discounted cash flows are not adequate, we may be required to expense some or all of these costs in the period in which such a determination is made or reduce the remaining useful life. The occurrence of any of these events could materially reduce our financial results, net assets and cash flows in the period in which the event or events occur.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2006 AS COMPARED TO THE YEAR ENDED JUNE 30, 2005:

Total revenues for the fiscal 2006 as compared to fiscal 2005 increased by $610,000 to $2,454,000, or an aggregate increase of 33.1%. We experienced an increase in student enrollment from 224 students at June 30, 2005 to 260 at June 30, 2006. This resulted in significant increases in tuition earned in Physical Therapy Assistant, MRI, Homeland Security and the Casa Loma consortium program
(MRI), offset by a decrease in Massage Therapy revenue.

In 2004, we began to implement our growth strategy of developing direct sources of revenues and direct programs which we believe will maximize our potential and value in the long run. We entered into our first Consortium Agreement in August 2004, with Casa Loma College whereby select programs of each institution will be operated on the other's campuses in the form of "satellite" programs. The mutually agreed upon initial focus is on providing our MRI Technology Program at campuses owned and/or operated by Casa Loma College. Net tuition represents gross tuition and fees reduced by defined direct faculty, supervision and certain other associated costs we incur, and the revenue shared with Casa Loma. The initial contract term is for two years, automatically renewable for successive two-year terms unless cancelled by either party. Initial student enrollment under this program commenced on September 27, 2004. For the years ended June 30, 2006 and 2005, with respect to the Casa Loma program, we reported earned tuition and fees of $766,000 and $189,000, respectively.

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

TUITION AND FEE INCOME:

Revenue from our MRI program, excluding Casa Loma, increased $98,000 or 13.5% to $824,000 in the year ended June 30, 2006 as compared to $726,000 in the comparable period of the preceding year. We continue to expand this program, which we began in 2002, to meet the demand in the marketplace as this specialty grows. The Casa Loma consortium program described above accounted for $689,000 in tuition revenue (excluding fees) earned on an accrual basis for fiscal 2006 as compared to fiscal $169,000, an increase of $520,000 or 306.7%. The additional direct costs of this program include the cost of additional on-line and residential faculty, an instructional online residential program director, and other direct fees and costs associated with specific courses of the curriculum. Certain costs vary with numbers of students, others are fixed costs or are a combination of both.

We had $129,000 in Homeland Security earned tuition in fiscal 2006 as compared to $45,000 in fiscal 2005, an increase of $84,000 or 186.7%. Physical Therapy Assistant tuition increased by $130,000 or 31.1% to $548,000 for fiscal 2006 as compared to $418,000 for fiscal 2005 as we continued to expand the program in our new Petaluma location. Tuition earned on all Massage Therapy ("MT") programs decreased by $230,000 or 76.4% to $71,000 for fiscal 2006 as compared to a $301,000 for fiscal 2005. We have recruited a new director for this program and expect improvement in the upcoming fiscal year.

Tuition earned increased overall and in each program except MT. This continued improvement in tuition earned by program results from our hiring new professional personnel and faculty, and the greater recognition of our institution achieved through our marketing and advertising programs. Tuition and fee income also includes student application and service fees and other miscellaneous items. The aggregate revenues of these sources increased by $36,000 or 23.2% to $191,000 for fiscal 2006 as compared to $155,000 for fiscal 2005, and represented 7.8% and 8.4% of our total revenues, respectively. Student application and service fees increased because of higher student count and increases in per fee amounts.

OPERATING EXPENSES:

INSTRUCTIONAL COSTS

Instructional costs include direct and indirect salaries and payroll taxes, operating expenses of programs including curricula and Internet costs, and other educational related expenses. Instructional costs increased by $114,000 or 8.4% to $1,464,000 for fiscal 2006 as compared to $1,350,000 for the comparable period in the preceding year. We were successful in reducing instructional costs as a percentage of revenue from tuition and fees to 59.7 % for fiscal 2006 as compared to 73.2% in fiscal 2005. This resulted in an increase of $496,000 in operating profit (revenues reduced by instructional costs) in fiscal 2006 as compared to fiscal 2005. Direct instructional salaries increased by $22,000 or 3.2% to $714,000 for fiscal 2006 as compared to $692,000 for fiscal 2005 as a direct result of the growth in our consortium programs. Program director and related salaries decreased modestly by $22,000 or 5.9% to $348,000 for the year ended June 30, 2006 as compared to $370,000 for the comparable period of the preceding year. We had previously staffed these functions in anticipation of and to support the growth that we are now experiencing, specifically in our PTA and MRI programs and to support the implementation our consortium program strategy. We incurred $174,000 in consortium costs in fiscal June 30, 2006. The major component was $151,000 in commission expense as compared to $61,000 in fiscal 2005, an increase of $113,000 or 185.2%, in connection with our related consortium program revenue. We experienced an increase of $113,000 or 39.1% in non-personnel related instructional costs to $402,000 for fiscal 2006 as compared to $289,000 for the comparable period the preceding year. These costs are generally associated with the growth and support of our programs in which we made major investments in prior periods. We are currently reducing and controlling costs to the extent possible in reaction to our current cash position.

SALES AND MARKETING:

Sales and marketing includes the costs of advertising, promotion, recruitment and associated costs and expenses. Sales and marketing decreased $203,000 or 41.1% to $290,000 for the year ended June 30, 2006 as compared to $493,000 for the comparable period of the preceding year. Recruitment salaries remained stable for fiscal 2006 as compared to fiscal 2005.

Advertising, marketing and lead generation costs decreased $216,000 or 61.4% to $136,000 for the fiscal 2006 as compared to $352,000 for the comparable period the preceding year. We significantly reduced lead generation and advertising expenses to conserve cash, while being able to increase student enrollment because of previous efforts and the success of the Casa Loma consortium program.

GENERAL AND ADMINISTRATION:

General and administration costs increased $626,000 or 35.5% to $2,387,000 for fiscal 2006 as compared to $1,761,000 for fiscal 2005. Occupancy costs increased $156,000 or 50.0% to $468,000 for fiscal 2006 as compared to $312,000 in fiscal 2005. We expanded our facilities in San Francisco and incurred the full cost of the new Petaluma facility for the current fiscal period. We incurred related moving costs of $6,400 and security costs of $15,200 associated with the office relocation. Telecommunications costs increased approximately $22,000 and travel expense increased approximately $31,000 in fiscal 2006 as compared to the prior year in support of our growth and strengthening of management oversight. Legal and accounting increased $167,000 or 37.9% to $608,000 for fiscal 2006 as compared to $441,000 in fiscal 2005. In fiscal 2006, we incurred substantial legal costs related to the Stalcup litigation, which principally accounted for the increase. In fiscal 2006 we incurred substantial costs associated with the SEC registration process including the costs associated with the preparation of SEC Form SB-2, responses to SEC comment letters, and submission of interim and audited consolidated financial statements. While we continue to incur professional and other costs, including investor relations costs in fiscal 2006, these amounts have been reduced as compared to fiscal 2005. However, we do anticipate that legal, accounting, consulting and in house costs associated with being a public company, and the future costs of compliance with the Sarbanes-Oxley Act of 2002 will continue to be significant. We incurred approximately $163,000 in printing and Edgarization costs in fiscal 2006 related to the aforementioned public filings. We also continue to experience increases in office, financial aid and other expenses as we have increased staff, space and operations.

DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $22,000 or 32.4% to $90,000 for fiscal 2006 as compared to $68,000 for the preceding year. Substantially all of the increase relates to additional depreciation associated with acquisition of furniture and computer equipment related expanded facilities, and a full year of amortization related to capitalized curricula costs.

INTEREST EXPENSE:

Interest expense increased $80,000 or 333.3% to $104,000 for fiscal 2006 as compared to $24,000 in fiscal 2005. The increase resulted from additional interest related to capital lease financing, officer/stockholder loans, the revolving line of credit and the TLC note payable. Interest on officer/stockholder loans amounted to $56,000 in fiscal 2006 as compared to $12,000 in the preceding years. These amounts have been accrued but not paid to date.

NET LOSS:

       The increase of $31,000 in the net loss of $1,882,000 for fiscal 2006 as compared to $1,851,000 in the preceding year resulted from increases in instructional, general and administrative, depreciation and amortization and interest expense aggregating $843,000 offset by an increase in revenues and a decrease in sales and marketing aggregating $813,000. As detailed above, increases in operating expenses were required to support our significant tuition revenue growth in our regular and new programs and planned future growth. We anticipate tuition revenue and consortium revenue growth to continue. We have experienced increased tuition revenue in fiscal 2006 as compared to the fiscal 2005. As noted above, we increased operating revenue (tuition and other revenue reduced by instructional costs) by $496,000 in fiscal 2006 as compared to fiscal 2005. However increased levels of general and administrative costs, including major costs associated with our public status, litigation, strengthening management supervision and oversight and interest expense associated with additional financing, continued to impair profitability and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated financial statements appearing elsewhere herein have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,882,000 for fiscal 2006. In addition, as of June 30, 2006 the Company had a working capital deficiency of $1,415,000, and a stockholders' deficit of $2,703,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our plans in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2006, we had cash and cash equivalents of $66,194. For fiscal 2006, this increase of $62,229 from fiscal 2005 resulted from $1,279,125 used in operations, $68,687 used in investing activities offset by $1,410,041 provided by financing activities.

We used and are using proceeds from financing activities for working capital purposes, marketing and recruitment activities, the continued strengthening of the management team, administrative staff and faculty. We also incurred substantial legal, accounting and consulting costs in filing a registration statement on Form SB-2 with the Securities and Exchange Commission and litigation matters, which are included in results of operations as described above.

Our working capital deficiency and stockholders' deficit at June 30, 2006 and net loss for the year then ended reported above, are primarily a consequence of increased expenditures and expenses for our plans to strengthen and grow operations to support expected growth in revenues, as more fully described under General caption of the MD&A Section. We have generated additional cash to fund operations in the period from July 1, 2005 through June 30, 2006 from officer/stockholders in the net amount of $966,693 evidenced by 7% notes due September 2007, a revolving credit line agreement with Wisse Enterprises LLC in the amount of $500,000 (of which $475,000 was used) and received $100,000 in proceeds of a convertible promissory note with TLC, LLC. Our Chairman, Chief

Executive Officer and Executive President of Sonoma College, personally guaranteed the obligations of Sonoma College with respect to the arrangement with Wisse Enterprises. In addition, pursuant to the revolving credit line agreement, Sonoma College issued 375,000 shares of our common stock to Wisse Enterprises and granted Wisse Enterprises an option to purchase 250,000 shares of common stock of our common stock at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The maturity of the revolving line of credit was extended to September 2007 and we converted the convertible debenture and accrued interest into 509,375 shares of our common stock, including interest, effective during June 2006. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. See below, however, for a discussion of the rescission liability.

Effective on August 9, 2006, the Company closed on a $500,000 financing with two private investors structured as Senior Convertible Debentures bearing interest at 9% per annum and due February 8, 2008 plus five-year warrants to purchase
6.25 million shares of common stock at $.10 per share. The Company received gross and net proceeds of $250,000 and $208,750, respectively, on closing. The Company is entitled to the remaining $250,000 in gross proceeds upon the effective date of a registration statement to be filed with the Securities and Exchange Commission by the Company with respect to the common stock underlying the conversion of the senior convertible debentures and the exercise of the warrants. The debentures would generally be convertible at $0.08 per common share at the option of the holders, into an aggregate of 3,125,000 shares with respect to the initial closing of $250,000 and an additional 3,250,000 shares upon the receipt of the remaining proceeds. The Company has a call provision with respect to the senior convertibles debenture if certain conditions for the market price of the Company's stock are satisfied, as defined in the agreement. The common stock underlying the senior convertible debentures and warrants include certain anti-dilution protection provisions and have defined registration rights. In addition, under certain conditions the Company has the option to pay interest in cash or in shares of its common stock. Pursuant to the related placement agent arrangement with vFinance, placement agent, we paid a $20,000 retainer, against a 10% placement agent fee and a 1.5% non-accountable expense allowance of funds raised, and 600,000 shares of common stock. In addition the Company was required to pay a $10,000 retainer against a maximum of $30,000 for vFinance's legal counsel in this transaction. These costs, which were incurred during April 2006, in the aggregate amount of $198,000, including $168,000 for the fair value of common shares issued based upon market price per share, was accounted for as deferred financing costs in the accompanying June 30, 2006 consolidated balance sheet. The transaction is a private placement with the securities that may be issued being exempt from registration under the Securities Act of 1933.

On October 4, 2006, the Company consummated a private placement with two investors of its 10% Secured Promissory Notes ("Promissory Notes") in the gross and net amount of $550,000 and $487,500, respectively. The investors also received 3,055,554 shares of the Company's common stock with a value of $275,000 at the closing date and five year warrants to purchase 280,000 shares of common stock expiring October 4, 2011, exercisable at $0.11 per share. The Promissory Notes are convertible into common shares at the option of the investors at $0.90 per share. These Promissory Notes are secured by a mortgage on the residence of an officer/stockholder. These notes are due March 28, 2007, however if not repaid by December 28, 2006 an additional 3,055,554 shares of common stock are issuable to the investors. Shares issued in this transaction are subject to certain piggy-back registration rights. Of the net proceeds, $407,000 was intended to be used as collateral for the letter of credit required by the DOE related to the change in control discussed elsewhere herein.

As more fully described in Note 8 to our consolidated financial statements, we must also demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, annual audited financial statements in order to maintain eligibility under the various Title IV loan programs. This material must be provided to the DOE by December 31, 2006 for our fiscal year ended June 30, 2006. The DOE then calculates our composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds for the benefit of our students during our prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of a compliance certificate from its independent auditors, among other terms and conditions. Based upon our financial results for fiscal 2006, we believe that the DOE may determine that we do not satisfy the composite score established for financial responsibility for fiscal 2006. The DOE may therefore request that we post a letter of credit under the alternatives described in the preceding sentences ranging from at least 10% to 50% of Title IV funds received by our students ($1,487,000, of which we retained $1,108,000) in fiscal 2006. Management is unable to determine at this time the amount of any letter of credit that may be required.

In addition, there is also a letter of credit requirement imposed by the DOE in the event of a change in control. Such a change in control occurred on the effective date of the Company's registration statement. Management has been advised that the letter of credit requirement for this purpose approximated $407,000 for a one year period. This requirement can be modified and extended at the discretion of the DOE dependent upon its evaluation of Sonoma's financial condition for the year ended June 30, 2006. The Company has obtained the appropriate bank approvals for the letter of credit to be secured or collateralized by cash collateral by the Chairman and CEO. The letter of credit is expected to be issued upon final acceptance of the form of letter of credit by the DOE. Upon acceptance by the DOE, Sonoma students will again be eligible to receive Title IV funding for which they have applied. In the interim, the Company has permitted its Title IV eligible students to start classes and is waiting for approval of funding.

Additional funds may be required to support future operations, which may be derived from sources identified above and other sources, including additional equity financing and loan arrangements. While management believes that we will obtain adequate working capital resources to continue operations through June 30, 2007, we may require additional funds to support operations and there is no assurance that adequate sources of capital will be available. In addition there is no assurance that the DOE will approve the continuation of Title IV DOE funding for our students, which would greatly impair our ability to continue to attract students.

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

In connection with the November 22, 2004 registration statement the Company filed on Form SB-2 with the Securities and Exchange Commission:

1. Certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the 2,570,000 of these options issued under the 2004 Stock Option Plan as of that date, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition, these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option-pricing model of $36,936 has been reflected as a component of the liability entitled Common stock and stock options subject to rescission, in the consolidated balance sheet at June 30, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by each of the option holders, the amount of which was immaterial for fiscal 2006.

2. The 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued in connection with the July 2005 Wisse financing and the warrant to purchase 50,000 shares issued in the TLC, LLC transaction in October 2005 discussed above may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently, Wisse may have a right of rescission for the value of these shares and options of $50,763. This amount has been included as a component of the liability entitled Common stock and stock options subject to rescission, in the accompanying consolidated balance sheet as of June 30, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse, the amount of which is immaterial for the fiscal 2006.

The Company had no off-balance sheet arrangements as of June 30, 2006.


ITEM 7.       FINANCIAL STATEMENTS

The report of the Company's Independent Registered Public Accountancy Firm, the Company's consolidated financial statements and notes to financial statements appear herein commencing on Page F-1.

ITEM 8.       CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL

None

ITEM 8A.      CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles.

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending June 30, 2008. We became a public reporting company on January 26, 2006. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the year ended June 30, 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relate to the adequately procedures to insure that all expenses incurred have been recorded in the appropriate accounting period and the need for additional qualified financial accounting personnel.

During the year ended June 30, 2006 and in the period subsequent thereto, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly and year-end closing processes and the search for additional qualified financial accounting personnel. We intend to continue to further strengthen our controls and procedures regarding the closing process.

(b)    Changes in internal controls.

There were no significant changes in the Sonoma College's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITEM 8B.      OTHER INFORMATION

There are no items required to be disclosed on Current Report on Form 10-KSB during the year ended June 30, 2006 that were not so reported.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of June 30, 2006, concerning each director and executive officer of the Company.

                                                                       Position
Name                      Age     Positions with the Company          Held Since
----                      ---     --------------------------          ----------

Charles D. Newman         40      Chairman of the Board,                 2001
                                  Chief Executive Officer and
                                  Executive President

David H. Weaver, Ph.D.    71      Chief Financial Officer                1998
                                  and Director

Joseph S. Keats           43      Chief Operating Officer,               2004
                                  Vice President of Business
                                  Development and Director

Harry S. Rosenthal        46      Director                               2004



CHARLES D. NEWMAN. Mr. Newman has been our Chairman of the Board, Chief Executive Officer and Executive President since August 2001. Mr. Newman works part time for Sonoma, approximately 20 hours per week. He also works for Port Parties Limited on a part time basis. Since December 2000, Mr. Newman has been executive vice-president of Port Parties Limited a private trade show organizer and operator of the passenger ship terminal in New York City. From May 1997 to December 2000, Mr. Newman was the Chief Operations Officer for Intellesale, a wholly owned subsidiary of Applied Digital Solutions that marketed refurbished and new computer equipment and related components and services. Applied Digital Solutions was listed on the NASDAQ under the Symbol ADSX.

DAVID H. WEAVER, PH.D. Dr. Weaver, who has been in the education and publishing industry for over 40 years, has been Chief Financial Officer and Director of Sonoma since 1998. Dr. Weaver works full time for Sonoma. Dr. Weaver has been involved in residential and distance education at the graduate level for many years, including serving on the Academic Council and the Board of Directors of Test University (1999-2002), a company that offers web-based test preparation courses. He has also served with the Boards of Directors of Aspen University (2003-Present) and the Rhodes Group (1994-1998). Dr. Weaver earned an A.A.S. in Business from Pennsylvania State University Center in 1956, a certificate from the Adjutant General's School, a B.S. in Accounting from Indiana University of Pennsylvania in 1960, a Certificate in Military Payroll Accounting from Fort Devens Finance School. He earned an M.S. in Business Education in 1961 and his Ph.D. in Business in 1966 from Syracuse University. In 1984, Dr. Weaver was selected by the Secretary and approved by the President (time donated by McGraw-Hill), to serve and chair the Advisory Committee to the United States Secretary for Education. In that position, he advised the Secretary on research pertaining to vocational education. Dr. Weaver has served with several regional and national accrediting agencies. In addition to serving in a board capacity for the Accrediting Commission for Independent Colleges and Schools (1996-1997), he has served as a member and Chair of visiting teams evaluating schools for the Accrediting Commission of the Distance Education and Training Council (1992-Present) and the New England Regional Accrediting Board (1999-2000).

JOSEPH S. KEATS. Mr. Keats has been our Chief Operating Officer, Vice President of Business Development and director since January 2004. Mr. Keats works full time for Sonoma. From October 2001 to December 2003, Mr. Keats served as President and Chief Executive Officer of Technology Exchange, Inc., a wholesale re-seller of retired IT assets, including mainframe, mid-range, PC, and telecommunications equipment. From May 1998 to August 2001 he served as the Vice President of Sales and Marketing for Intellesale, a wholly-owned subsidiary of Applied Digital Solutions that marketed refurbished and new computer equipment and related components and services. Applied Digital Solutions was listed on the NASDAQ under the symbol ADSX.

HARRY S. ROSENTHAL Mr. Rosenthal has been a director of Sonoma since June 2004. From April 2003 to the present, Mr. Rosenthal has been the Director of Security for Westchester County, New York. From June 1999 to April 2003, Mr. Rosenthal was the Provost Marshal for the United States Army at the United States Military Academy, West Point, New York.

The business address for each of our officers and directors is 1304 South Point Blvd., Suite 280 Petaluma, CA 94954.

To the knowledge of management of the Company, except as set forth above, no director of the Company holds any directorship in any other company with a class of securities registered pursuant to Section 12, or subject to the requirements of Section 15(d), of the Securities Exchange Act of 1934 or in any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). These officers, directors and stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that are filed with the SEC. Based solely on a review of copies of such forms received by the Company, and written representations received by the Company from certain reporting persons, the Company believes that for the year ended June 30, 2006 all Section 16(a) reports required to be filed by the Company's executive officers, directors and 10% stockholders were filed on a timely basis.


ITEM 10.      EXECUTIVE COMPENSATION

BOARD OF DIRECTORS

All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the board of directors to hold office until the first meeting of the board following the next annual meeting of stockholders and until their successors are chosen and qualified.

DIRECTORS' COMPENSATION

We reimburse our directors for expenses incurred in connection with attending board meetings but we do not pay our directors fees or other cash compensation for services rendered as a director. During the fiscal year ended June 30, 2005, each of our directors received an option to purchase 10,000 shares of our common stock at an exercise price of $0.50 per share. These options expire on the earlier of April 25, 2008 or the replacement or resignation of such board member. There were no options granted to our named executive officers during the fiscal year ended June 30, 2006.

EXECUTIVE COMPENSATION

The compensation discussion addresses all compensation awarded to, earned by, or paid to the Sonoma's named executive officers. As of November 3, 2006, only one of our executive officers is currently earning compensation. Technology Exchange, Inc. wholly owned by Joseph S. Keats, is currently earning $10,000 per month for the services of Mr. Keats. However, for the fiscal year ended June 30, 2006, except for $20,000 paid to Technology Exchange, Inc, none of our executive officers including Mr. Keats and his company, Technology Exchange, Inc., were paid any compensation. At June 30, 2006, Sonoma is indebted to Technology Exchange for consulting fees, payments made on behalf of Sonoma and out-of-pocket expenses in the amount of $10,000. For the year ended June 30, 2006, Technology Exchange, Inc. was reimbursed for $248,019 in payments made on behalf of the Sonoma and out-of-pocket expenses. Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended June 30, 2003, 2004, 2005 and 2006 by our executive officers. Except as indicated below, none of our executive officers were compensated in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM

                                                ANNUAL             COMPENSATION
NAME AND PRINCIPAL                        COMPENSATION TABLE          AWARDS
                                          --------------------------------------
                                                                    UNDERLYING
                                                                    SECURITIES

POSITION                       YEAR    SALARY    BONUS    OTHER    OPTIONS/SARS
--------                       ----    ------    -----    -----    ------------
Charles D. Newman              2006    $--         --       --           --
Chairman, Chief Executive      2005     --         --       --           --
Officer and Executive          2004    $20,000     --       --           --
President


David H. Weaver, Ph.D.         2006    $           --       --           --
Chief Financial Officer        2005    $10,000     --       --           --
and Director                   2004    $10,000     --       --           --


Joseph S. Keats Chief          2006    $120,000    --    $200,197        --
Operating Officer, Vice        2005    $130,000    --    $32,010         --
President of Business          2004    $35,000     --    $7,670          --
Development and Director(I)    2003     --         --       --           --


H. John Stalcup, Ph.D.         2006     $--        --       --           --
Former President and Chief     2005     $80,155    --       --           --  --
Academic Officer of the        2004     $103,500   --       --           --
College, and Director(II)      2003

Michael I. Goldberg            2006     --         --       --           --
                               2005     --         --       --           --
                               2004     --         --       --           --
                               2003     --         --       --           --

Harry S. Rosenthal             2006     --         --       --           --
                               2005     --         --       --           --
                               2004     --         --       --           --
                               2003     --         --       --           --


(I) A consulting company, Technology Exchange, Inc. owned by Joseph S. Keats was paid $35,000 for consulting services and $7,670 for reimbursed out of pocket expense in 2004; $130,000 for consulting services and $32,010 in reimbursed out of pocket expenses were incurred in 2005; and $120,000 for consulting services and $47,822 in reimbursed out of pocket expenses were incurred for 2006. For the year ended June 30, 2005, $40,000 of the $130,000 for consulting services incurred to Technology Exchanges Inc. (reflected as salary in the table) was paid; and $23,729 of $32,011 in out-of pocket expenses was paid. Technology Exchange advanced $54,218 for the benefit of Sonoma in payment of certain direct expenses for the year ended June 30, 2005, of which $600 was paid, and the balance included in due to related party on our June 30, 2005 consolidated balance sheet. Technology Exchange advanced $200,197 for the benefit of Sonoma in payment of certain direct expenses for the year ended June 30, 2006, of which $111,193 indebtedness to Technology Exchange was assumed by the Company's Chairman and CEO, $230,981 was evidenced by a note and the balance of $10,000 included in due to related party on our June 30, 2006 consolidated balance sheet.

(II) H. John Stalcup, Ph.D. was terminated by Sonoma College on April 4, 2005. Prior to becoming an officer of the Company, H. John Stalcup, Ph.D. was paid $18,750 for consulting services.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

There were no options granted to our named executive officers during the fiscal year ended June 30, 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR

END OPTION/SAR VALUES

There were no options granted to our named executive officers during the fiscal year ended June 30, 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION


The Board of Directors of the Company does not have a compensation committee or audit committee. The Board of Directors determines executive compensation, based on corporate performance and market conditions.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each employee of the Company that sets forth confidentiality obligations and intellectual property ownership. Pursuant to each of the employment agreements, each employee is an employee at will which may be terminated by the Company at any time for any reason.

STOCK OPTION PLAN

In April 2004, we adopted the 2004 Stock Option Plan, referred to as the 2004 Plan. The 2004 Plan will expire in April 2014, unless terminated earlier by our board of directors at their discretion. The 2004 Plan provides for the grant of options to purchase shares of our common stock, including:

o incentive stock options, as defined by Section 422 of the Internal Revenue Code, that may be granted solely to employees, including officers;

o non-qualified stock options, being stock options other than incentive stock options, that may be granted to employees, including officers; and

o   non-employee   directors  and  individuals  with  whom  we  have  consulting agreements.

SHARE RESERVE. We authorized the issuance of 10,000,000 shares of our common stock pursuant to the 2004 Plan. In the period from April 25, 2005 to November 14, 2006, we have granted 36 option agreements under the 2004 Plan (net of cancellation of shares issued to terminated grantees) to purchase 3,100,000 shares of common stock, collectively. Shares subject to awards under the 2004 Plan that have expired or otherwise terminated without having been exercised in full again become available for the grant of awards under the 2004 Plan. Shares issued under the 2004 Plan may be previously unissued shares or reacquired shares of common stock.

AWARDS. Stock options may be granted under the 2004 Plan to our employees, non-employee directors and individuals with whom we have consulting agreements. The stock options granted will be either incentive stock options or non-qualified stock options.

An incentive  stock option is a stock  option that has met the  requirements  of
Section 422 of the Internal Revenue Code and, except as set forth below, must be granted with an exercise price of at least 100% of the fair market value at the date of grant. Under current U.S. tax laws, no taxable income is recognized by an optionee upon the grant or exercise of an incentive stock option. If no disposition of the shares is made by the optionee within two years after the date of grant or within one year after the issuance of the shares to the optionee, then upon the optionee's resale of the shares, any amount realized in excess of the option exercise price will be treated as long-term capital gain and any loss sustained will be long-term capital loss. If the shares are disposed of before either of the holding periods described above, there has been a disqualifying disposition, and the difference between the exercise price and the fair market value of the shares on the exercise date will be taxed at ordinary income rates. The difference between the fair market value on date of exercise and the exercise price is an item of adjustment for purposes of the alternative minimum tax unless there is a disqualifying disposition in the year of exercise.

Under current U.S. tax laws, incentive stock options may be granted only to our employees. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to incentive stock options that are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000. No incentive stock option, and, prior to our stock being publicly traded, no non-qualified stock option, may be granted to any person, who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of the total combined voting power of our company or any affiliate, unless the following conditions are satisfied:

o the option exercise price must be at least 110% of the fair market value of the stock subject to the option on the date of grant; and

o the term of any incentive stock option award must not exceed five years from the date of grant.

A non-qualified stock option is a stock option not intended to qualify as an incentive stock option. Under current U.S. tax laws, no taxable income is recognized by an optionee on the date of grant. An optionee generally will recognize ordinary income on the date of exercise equal to the difference between exercise price and the fair market value of the shares on the date of exercise. If the optionee is also an employee at the time of grant, any income recognized upon exercise of a nonstatutory stock option will constitute wages for which withholding will be required. Generally, non-qualified options may be transferred without consideration to members of the optionee's family, to trusts for the benefit of such family members, to partnerships in which such family members are the only partners and to charities.

PLAN ADMINISTRATION. The 2004 Plan is administered by our board of directors. Our board of directors interprets all questions relating to the 2004 Plan and its decisions are final and binding on all participants. Any determination by a majority of the members of the board of directors at any meeting, or by written consent in lieu of a meeting, shall be deemed to have been made by the whole board of directors. Under the 2004 Plan, the board of directors may, at any time or from time to time, appoint a committee of at least two members of the board of directors and delegate to the committee the authority of the board of directors to administer the 2004 Plan. Upon such appointment and delegation, such committee shall have all the powers, privileges and duties of the board of directors, and shall be substituted for the board of directors, in the administration of the 2004 Plan, subject to certain limitations.

TERM OF AWARDS. In general, the term of stock options granted under the 2004 Plan is ten years. In the event an awardee's service relationship with us ends, other than upon the awardee's death or disability, the award may be exercised within a period of 90 days following termination, provided that the award has already vested. If the awardee's termination of service is for cause, such period will not exceed thirty days. Any award not already vested, or not exercised within these periods shall terminate. If the awardee dies, any vested award may be exercised within the time period specified in the award agreement, being at least six months, or if no time is specified, twelve months.

PAYMENT OF EXERCISE PRICE. Awardees may pay the exercise price of their awards, if any, as determined by the compensation committee, and acceptable consideration includes cash, checks, and promissory notes. Generally, an option holder may not transfer a stock option to any entity other than a spouse or descendants or to a trust, or other entity owned by such a trust, for the primary benefit of the option holder, his spouse and/or his descendants.

OPTION ADJUSTMENTS. The aggregate number and class of shares as to which options may be granted under the 2004 Plan, the number and class shares covered by each outstanding option and the exercise price per share of each outstanding option (but not the total price), and all such options, shall each be proportionately adjusted for any increase or decrease in the number of issued common stock resulting from split-up, spin-off or consolidation of shares or any like capital adjustment or the payment of any stock dividend. Generally, any option granted shall terminate in the event of a merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation. However, the optionee shall have the right immediately prior to any such transaction to exercise his or her option in whole or in part.

ADDITIONAL PROVISIONS. The board of directors may, in their sole discretion, include additional provisions in any option or award granted or made under the 2004 Plan that are not inconsistent with the 2004 Plan or applicable law. The board of directors may also, in its sole discretion, accelerate or extend the date or dates on which all or any particular award or awards granted under the 2004 Plan may be exercised.

The following table provides a information regarding all equity compensation plans as of June 30, 2006, that provide for the award of securities or grant of options, warrants or rights to purchase securities of Sonoma to employees or any other person in accordance with our 2004 Stock Option Plan. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category                                (A)                      (B)                       (C)
                                             Number of                Weighted-Average          Number of Securities
                                             Securities to be         exercise price of         remaining available for
                                             issued on exercise       outstanding options,      future issuance under
                                             of outstanding           warrants and rights       compensation plans
                                             options, warrant                                   (excluding those
                                             and rights                                         securities reflected in
                                                                                                column A)
     Equity Compensation Plans
           Holders Approved by
              Security                            3,100,000                    $.50                    6,900,000

     Equity Compensation Plans
            Holders Not Approved
              by Security                           -0-                          --                      -0-

                             Total                3,100,000                    $.50                    6,900,000

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of November 3, 2006 by:

o all persons who are beneficial owners of five percent (5%) or more of our common stock;

o   each of our directors;

o   each of our executive officers; and

o   all current directors and executive officers as a group.


Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 68,142,062 shares of common stock outstanding as of November 3, 2006.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of November 3, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.


------------------------------ ------------------------ -----------------------
NAME OF BENEFICIAL OWNER       NUMBER OF SHARES         PERCENTAGE OF SHARES
------------------------       BENEFICIALLY OWNED       BENEFICIALLY OWNED
                               ------------------                    -----
------------------------------ ------------------------ -----------------------
CHARLES D. NEWMAN              21,819,109               31.85%
c/o Sonoma College, Inc.
1304 South Point Blvd.
Suite 280
Petaluma, CA 94954
------------------------------ ------------------------ -----------------------
HARVEY NEWMAN                  15,000,000               22.01%
c/o Port Parties, Inc.
Pier 92
12th Avenue
New York, NY 10019

------------------------------ ------------------------ -----------------------
DAVID H. WEAVER, PH.D.         10,634,017               15.52%
c/o Sonoma College, Inc.
1304 South Point Blvd.
Suite 280
Petaluma, CA 94954

------------------------------ ------------------------ -----------------------

------------------------------ ------------------------ -----------------------
NAME OF BENEFICIAL OWNER       NUMBER OF SHARES         PERCENTAGE OF SHARES
------------------------       BENEFICIALLY OWNED       BENEFICIALLY OWNED
                               ------------------                    -----
------------------------------ ------------------------ -----------------------
H. JOHN STALCUP, PH.D.         3,281,004                4.81%
12140 Vintage Lane
PO Box 928
Glen Ellen, CA 95442

------------------------------ ------------------------ -----------------------
JOSEPH S. KEATS                3,241,004                4.73%
c/o Sonoma College, Inc.
1304 South Point Blvd.
Suite 280
Petaluma, CA 94954

------------------------------ ------------------------ -----------------------
MICHAEL I. GOLDBERG            322,500                  *
c/o Sonoma College, Inc.
1304 South Point Blvd.
Suite 280
Petaluma, CA 94954
------------------------------ ------------------------ -----------------------
HARRY S. ROSENTHAL             110,000                  *
c/o Sonoma College, Inc.
1304 South Point Blvd.
Suite 280
Petaluma, CA 94954

------------------------------ ------------------------ -----------------------
All executive officers and     36,126,630               52.17%
directors as a group
(5 persons)
------------------------------ ------------------------ -----------------------

* less than 1%


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2004, David H. Weaver, Ph.D., Chief Financial Officer and a Member of the Board of Directors of Sonoma College, lent Sonoma College $100,000 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Weaver.

In March 2005, Charles D. Newman, Chief Executive Officer, Executive President and Chairman of the Board of Directors of Sonoma College, lent Sonoma College $119,000 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Newman. In May and June 2005, Mr. Newman lent an additional $219,000 to Sonoma on identical terms and conditions as described in the preceding sentence. During the fiscal year ended June 2006, Mr. Newman lent an additional $967,000 to Sonoma on terms described below.

In March 2005, Joseph S. Keats, Chief Operating Officer, Vice President of Business Development and a Member of the Board of Directors of Sonoma College, lent Sonoma College $68,891 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Keats. Additionally, in April 2005, Joseph S. Keats, Chief Operating Officer, Vice President of Business Development and a Member of the Board of Directors of Sonoma College, lent Sonoma College $122,000 pursuant to a promissory note. The terms of the promissory note provide that the principal accrues interest at a rate of seven percent (7%) per annum. In addition, the note is payable upon the demand of Mr. Keats. In March 2006, Mr. Keats lent an additional $231,000 to Sonoma on terms described below.

During the year ended June 30, 2005, pursuant to an oral agreement between Sonoma and Technology Exchange, Inc. ("Technology Exchange"), a company wholly-owned by Joseph S. Keats, the Chief Operating Officer, a stockholder and a director, Sonoma incurred $130,000 in consulting fees and $32,011 in out-of-pocket expenses. In addition, Technology Exchange advanced $54,218 in the payment of direct expenses for the benefit of Sonoma during the year ended June 30, 2005. During the year ended June 30, 2006, Sonoma incurred $120,000 in consulting fees and $47,822 in out-of -pocket expenses. In addition, for the years ended June 30, 2006 and 2005, Technology Exchange advanced $76,232 and $54,218, respectively, in the payment of direct expenses. The services provided by Technology Exchange related to general management, marketing and business development. As of June 30, 2006, $10,000 was due to Technology Exchange for consulting services and $111,193 of the Company's indebtedness to Technology Exchange was assumed by the Company's Chairman and CEO. Effective March 31, 2006, $230,981 of advances were converted into a long-term note payable due in September 2007. The note bears interest at 7.5% per annum.

We believe that all of the transactions discussed above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. A majority of our board of directors will approve all future transactions, including loans, between us and our officers, directors, principal stockholders and their affiliates and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Effective March 31, 2006, all the terms of all demand notes outstanding with Messrs. Weaver, Newman and Keats were changed to term notes maturing in September 2007. All other terms and conditions remained unchanged.


We believe that all of the transactions discussed above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

              The following exhibits of the Company are filed herewith, unless otherwise indicated:

               The following exhibits of the Company are filed herewith, unless otherwise indicated:

EXHIBIT                                       FILED       INCORPORATED BY
NUMBER      DESCRIPTION                       HEREWITH    REFERENCE TO
------      -----------                       --------    ------------
   3.1      Certificate of Incorporation                  The Registrant's
                                                          Registration Statement
                                                          on Form SB-2
                                                          (No. 333-120671)

   3.2      By-laws                                       The Registrant's
                                                          Registration Statement
                                                          on Form SB-2
                                                          (No. 333-120671)

   3.3      Amendment to the Certificate                  The Registrant's
            of Incorporation                              Registration Statement
                                                          on Form SB-2
                                                          (No. 333-120671)


   3.4      Second Amendment to the                       The Registrant's
            Certificate of Incorporation                  Registration Statement
                                                          on Form SB-2
                                                          (No. 333-120671)

   4.1      Specimen common stock                         The Registrant's
            certificate                                   Registration Statement
                                                          on Form SB-2
                                                          (No. 333-120671)

   4.2      2004 Stock Option Plan                        The Registrant's
                                                          Registration Statement
                                                          on Form SB-2
                                                          (No. 333-120671)

  10.27     Employment Agreement with                     The Registrant's
            Dr. Tricia Devin                              Quarterly Report on
                                                          Form 10-QSB for
                                                          the quarter ended
                                                          March 31, 2006

  31.1      Certification of Charles Newman               *
            pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  31.2      Certification of David Weaver                 *
            pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

  32.1      Certification by Charles Newman               *
            pursuant to the 18 U.S.C.
            Section 1350, as Adopted
            Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  32.2      Certification by David Weaver                 *
            pursuant to the 18 U.S.C.
            Section 1350, as Adopted
            Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

  10.27     Securities Purchase Agreement by
            and among Sonoma College, Inc.,               The Registrant's
            Harborview Master Fund LP and                 Current Report on
            Monarch Capital Fund Ltd. dated               Form 8-K/A dated
            August 9, 2006.                               August 9, 2006

  10.28     Registration Rights Agreement by
            and among Sonoma College, Inc.,               The Registrant's
            Harborview Master Fund LP and                 Current Report on
            Monarch Capital Fund Ltd. dated               Form 8-K/A dated
            August 9, 2006                                August 9, 2006

  10.29.    Convertible Debenture of                      The Registrant's
            Sonoma College, Inc. in favor                 Current Report on
            of Harborview Master Fund LP                  Form 8-K/A dated
            dated August 9, 2006.                         August 9, 2006

  10.30     Warrant Agreement in favor of                 The Registrant's
            Harborview Master Fund LP dated               Current Report on
            August 9, 2006.                               Form 8-K/A dated
                                                          August 9, 2006

  10.31.    Convertible Debenture of                      The Registrant's
            Sonoma College, Inc. in favor                 Current Report on
            of Monarch Capital Fund Ltd.                  Form 8-K/A dated
            dated August 9, 2006.                         August 9, 2006

  10.32     Warrant Agreement in favor of                 The Registrant's
            Monarch Capital Fund Ltd.                     Current Report on
            dated August 9, 2006.                         Form 8-K/A dated
                                                          August 9, 2006

  10.33     Bridge Loan Agreement  between
            Sonoma College, Inc., and
            CAMOFI MASTER LDC, dated as of
            September 28, 2006.                           *

  10.34     Security Interest and Pledge
            Agreement in favor of CAMOFI
            Master LDC, dated as of
            September 28, 2006.                           *

  10.35     Subsidiary Guarantee in favor
            of CAMOFI Master LDC, dated as
            of September 28, 2006.                        *

  10.36     Warrant Agreement in favor of
            CAMOFI MASTER LDC, dated as of
            September 28, 2006.                           *

  10.37     Secured Promissory Note in
            favor of CAMOFI MASTER LDC,
            dated as of September 28, 2006.               *

  10.38     Bridge Loan Agreement between
            Sonoma College, Inc., and
            Harborview Master Fund LP,
            dated as of September 28, 2006.               *

  10.39     Security Interest and Pledge
            Agreement in favor of
            Harborview Master Fund LP,
            dated as of September 28, 2006.               *

  10.40     Subsidiary Guarantee in favor
            of Harborview Master Fund LP,
            dated as of September 28, 2006.               *

  10.41     Warrant Agreement in favor of
            Harborview Master Fund LP,
            dated as of September 28, 2006.               *

  10.42     Secured Promissory Note in
            favor of Harborview Master
            Fund LP,  dated as of
            September 28, 2006.                           *
  14.1      Code of Ethics.                               *

  99.1.     Press Release of Sonoma College,              The Registrant's
            Inc. dated August 14, 2006.                   Current Report on
                                                          Form 8-K/A dated
                                                          August 9, 2006

   *Filed herewith.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for us by Marcum & Kliegman, LLP, for fiscal years ended June 30, 2006 and 2005, are set forth below.

AUDIT FEES: The aggregate fees billed for professional services rendered was $75,000 and $65,000 for the audits of the Company's annual consolidated financial statements for the fiscal years ended June 30, 2006 and 2005, respectively, and $36,450 for the reviews of the condensed consolidated financial statements included in the Company's Forms 10-QSB for the year ended June 30, 2006.

AUDIT RELATED FEES: The aggregate fees billed for professional services categorized as audit -relate Fees rendered was $136,921 for the year ended June 30, 2005, related principally to registration statements.

TAX FEES: For the years ended June 30, 2006 and 2005, respectively, the principal accountant billed $0 and $0, respectively, for tax compliance.

ALL OTHER FEES: Other than the services describe above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended June 30, 2006 and 2005.

As we do not have a formal audit committee (see end of Item 9 above), the services described above were not approved by the audit committee under the de minimus exception provided by Rule 2-01(C)(7)(C)(C) under Regulation S-X. Further, as we do not have a formal audit committee, we do not have audit committee pre-approval policies and procedures.

                                   SIGNATURES
                                   ----------

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2006.

                              SONOMA COLLEGE, INC.

DATE:   November 14 2006                           BY: /s/ Charles D. Newman
                                                       -------------------------
                                                       CHARLES D. NEWMAN
                                                       CHAIRMAN OF THE BOARD,
                                                       CHIEF EXECUTIVE OFFICER
                                                       AND EXECUTIVE PRESIDENT

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

/s/ Charles D. Newman         Chairman of the Board,           November 14, 2006
--------------------------    Chief Executive Officer and
Charles D. Newman             Executive President
                              (Principal Executive Officer
                              and Principal Accounting
                              and Financial Officer)

/s/ David H. Weaver, Ph.D.    Chief Financial Officer,         November 14, 2006
--------------------------    Director and Company Secretary
David H. Weaver, Ph.D.

/s/ Joseph S. Keats           Chief Operating Officer,         November 14, 2006
--------------------------    Vice President of Business
Joseph S. Keats               Development and Director

/s/ Harry S. Rosenthal        Director                         November 14, 2006
--------------------------
Harry S. Rosenthal

                       SONOMA COLLEGE, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                        Pages

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheet for the year ended June  30, 2006           F-2, 3

Consolidated Statements of Operations for the Years Ended                F-4
June 30 , 2006 and 2005

Consolidated Statement of Stockholders' Equity (Deficiency)              F-5
for the Years Ended June 30, 2006 and 2006

Consolidated Statements of Cash Flows for the Years Ended                F-6
June 30, 2006 and 2005

Notes to Consolidated Financial Statements                           F-7 to F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Sonoma College, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheet of Sonoma College, Inc. and Subsidiary (the "Company") as of June 30, 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma College, Inc. and Subsidiary as of June 30, 2006, and the consolidated results of its operations and its cash flows for the years then ended June 30, 2006 and 2005 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $1,881,629 for the year ended June 30, 2006. In addition, as of June 30, 2006, the Company had a working capital deficiency of $1,415,402, and a stockholders' deficiency of $2,703,127. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP

New York, New York
November 3, 2006

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                   June 30, 2006
--------------------------------------------------------------------------------




                                     ASSETS
                                     ------




CURRENT ASSETS
--------------
  Cash and cash equivalents                                           $   66,194
  Accounts receivable, net of allowance for doubtful
    accounts of $134,367                                                 581,486
  Prepaid expenses and other current assets                               28,001
                                                                      ----------

        Total Current Assets                                             675,681

PROPERTY AND EQUIPMENT, NET                                              149,348
INTANGIBLE ASSETS, NET                                                   292,850
DEFERRED FINANCING COSTS, NET                                            198,000
SECURITY DEPOSITS                                                         69,683
                                                                      ----------


        TOTAL ASSETS                                                  $1,385,562
                                                                      ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEET
                                                                   JUNE 30, 2006
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------


CURRENT LIABILITIES
-------------------
  Line of credit                                                    $   475,000

  Accounts payable and accrued expenses                               1,198,105

  Unearned tuition                                                      328,994

  Advanced tuition                                                       57,547

  Capital lease obligations, current portion                             31,436
                                                                    -----------

       Total Current Liabilities                                      2,091,082




SUBORDINATED NOTES PAYABLE TO OFFICERS/STOCKHOLDERS                   1,826,565
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          83,342
COMMON STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION                     87,699
                                                                    -----------
       TOTAL LIABILITIES                                              4,088,688
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Common stock, $0.0001 par value; 250,000,000 shares
    authorized; 64,619,842 shares issued and outstanding,
    - net of 375,000 shares included in common stock
    and stock options subject to rescission                               6,462

  Additional paid-in capital                                          1,224,368

  Accumulated deficit                                                (3,933,956)
                                                                    -----------

       TOTAL STOCKHOLDERS' DEFICIENCY
                                                                     (2,703,126)



       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $ 1,385,562
                                                                    ===========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                      For the Years Ended
                                                            June 30,
                                                -------------------------------
                                                    2006               2005
                                                ------------       ------------

REVENUES
--------
  Tuition and fee income                        $  2,454,166       $  1,844,418
                                                ------------       ------------

OPERATING EXPENSES
------------------
  Instructional costs                              1,464,380          1,350,185
  Sales and marketing                                290,081            493,202
  General and administration                       2,387,003          1,760,628
  Depreciation and amortization                       90,151             67,592
                                                ------------       ------------

       TOTAL OPERATING EXPENSES                    4,231,615          3,671,607
                                                ------------       ------------

       LOSS FROM OPERATIONS                       (1,777,449)        (1,827,189)
                                                ------------       ------------

OTHER EXPENSE
-------------
  Interest                                          (104,180)           (24,148)
                                                ------------       ------------

       NET LOSS                                 $ (1,881,629)      $ (1,851,337)
                                                ============       ============

NET LOSS PER COMMON SHARE - BASIC
  AND DILUTED                                   $      (0.03)      $      (0.03)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES - BASIC AND DILUTED                      63,997,821         63,383,612
                                                ============       ============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS ENDED JUNE 30, 2005 AND JUNE 30, 2006
--------------------------------------------------------------------------------

                                              -------------------
                                                 Common Stock
                                              -------------------------------------------------------------------------------------
                                                                    Additional                   Stock       Deferred
                                                                     Paid-in     Accumulated  Subscription  Consulting
                                                Shares     Amount    Capital       Deficit     Receivable      Fees       Total
                                              -------------------------------------------------------------------------------------
  Balance at July 1, 2004                     62,468,801   $6,246   $  794,893   $  (200,990)   $(75,000)    $(44,433)  $   480,716

Proceeds from sale of common stock for
  cash, in connection with private placement     885,416       89       84,911            --          --           --        85,000
Collection of stock subscription receivable           --       --           --            --      75,000           --        75,000
Amortization of deferred consulting fees              --       --           --            --          --       40,000        40,000
Common stock issued for financial
  consulting services                            156,250       16       14,984            --          --           --        15,000
Issuance of stock options for services                --       --       18,616            --          --           --        18,616
  Net loss                                            --       --           --    (1,851,337)         --           --    (1,851,337)
                                              ----------   ------   ----------   -----------    --------     --------   -----------
  Balance at June 30, 2005                    63,510,467    6,351      913,404    (2,052,327)         --       (4,433)   (1,137,005)

Amortization of deferred consulting fees              --       --           --            --          --        4,433         4,433
Issuance of stock options for services                --       --       37,958            --          --           --        37,958
Issuance of commom stock, for deferred
  financing costs                                600,000       60      167,940            --          --           --       168,000
Common stock issued in connection with
  conversion of note payable and related
  accrued interest                               509,375       51      105,066            --          --           --       105,117
     Net loss                                         --       --           --    (1,881,629)         --           --    (1,881,629)
                                              ----------   ------   ----------   -----------    --------     --------   -----------

   Balance at June 30, 2006                   64,619,842   $6,462   $1,224,368   $(3,933,956)   $     --     $     --   $(2,703,126)
                                              ==========   ======   ==========   ===========    ========     ========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                        For the Years Ended
                                                             June 30,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                             $(1,881,629)   $(1,851,337)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                         90,151         67,592
    Provision for bad debts                               55,207         46,967
    Amortization of deferred consulting fees               4,433         40,000
    Issuance of common stock for services                     --         15,000
    Issuance of stock options for services                37,958         18,616
  Changes in operating assets and liabilities:
    Accounts receivable                                 (390,560)       (73,811)
    Program receivable - related party                        --        116,000
    Prepaid expenses and other current assets             75,986        (46,845)
    Security deposits                                     (7,978)       (51,175)
    Accounts payable and accrued expenses                734,667        295,573
    Due to related parties                                10,000         98,282
    Unearned tuition                                      (4,641)        98,368
    Advanced tuition                                     (53,482)        80,848
    Common stock options subject to rescission            50,763         36,936
                                                     -----------    -----------
                                                      (1,279,125)    (1,108,986)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchases of intangibles, curricula                    (46,675)      (156,575)
  Purchases of property and equipment                    (22,012)       (49,456)
                                                     -----------    -----------
        NET CASH USED IN INVESTING ACTIVITIES            (68,687)      (206,031)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from private placement                             --         85,000
  Collection of stock subscription receivable                 --         75,000
  Deferred financing costs                               (30,000)            --
  Proceeds from line of credit and notes payable         575,000        150,000
  Repayment of note payable                             (150,000)            --
  Proceeds from notes payable to
    officers/stockholders                              1,404,193        628,891
  Repayment of notes payable to
    officers/stockholders                               (437,500)            --
  Advances from related parties                           79,081         53,618
  Principal payments on capital lease obligations        (30,733)       (19,745)
                                                     -----------    -----------
        NET CASH PROVIDED BY  FINANCING ACTIVITIES     1,410,041        972,764
                                                     -----------    -----------
        NET INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                              62,229       (342,253)

CASH AND CASH EQUIVALENTS - Beginning                      3,965        346,218
-------------------------                            -----------    -----------

CASH AND CASH EQUIVALENTS - Ending                   $    66,194    $     3,965
-------------------------                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
  Cash paid during the years for:
    Interest                                         $    34,059    $     8,644
  Non-cash financing activies:
    Purchase of equipment through capital
      lease obligations                              $    44,542    $    49,153
    Common stock issued in connection with
      conversion of convertible note and related
      accrued interest                               $   105,117    $        --
    Conversion of due to related party to
      subordinated notes payable
      officers/stockholders                          $   230,981    $        --
    Common stock issued for deferred
      financing costs                                $   168,000    $        --

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 1 - ORGANIZATION AND BUSINESS

Sonoma College, Inc. ("Sonoma" or the "Company") is a private for-profit post-secondary institution incorporated in the State of California on November 24, 1992. On December 29, 2003, Sonoma amended its Articles of Incorporation to change its name from Western Institute of Science and Health to its current name.

Sonoma, which has campuses in Petaluma, California and San Francisco, California, is an education and career preparation college that offers students associate degrees, diplomas or certificates in allied healthcare, administration of justice and homeland security fields. Revenues generated from Sonoma's schools consist primarily of student tuition and fees. To pay for a substantial portion of their tuition, the majority of students rely on funds received from Title IV Programs of the Higher Education Act of 1965, as amended (see Note 8).

Sonoma is accredited by the Accrediting Bureau of Health Education Schools ("ABHES"), an accrediting agency recognized by the US Department of Education ("DOE") and is approved by the California Bureau of Private Postsecondary and Vocational Education ("BPPVE").


NOTE 2 - MANAGEMENT'S LIQUIDITY PLAN - GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles and assume that the Company will continue as a going concern. The Company incurred a net loss of $1,881,629 for the year ended June 30, 2006. In addition, as of June 30, 2006, the Company had a working capital deficiency of $1,415,402 and a stockholders' deficiency of $2,703,127. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

As more fully described below, the Company funded its operations during fiscal 2006 through the issuance of a convertible promissory note to an investor for $100,000 (see Note 7); proceeds of a revolving line of credit agreement in the amount of $475,000 (see Note 6), which is guaranteed by its principal stockholder and Chief Executive Officer; and the issuance of notes for cash to stockholders/officers in the amount of $966,693 which are due in September 2007 (see Note 11). In August 2006, the Company received $208,750 in net proceeds of its Senior Convertible Debenture and in October 2006 received $487,500 in net proceeds of its 10% Secured Promissory Note ("Promissory Note") of which $407,000 is intended to be used to collateralize a letter of credit (see Note
13). In addition, the Company is not in compliance with certain financial requirements established by the DOE in order for its students to continue to be eligible for Title IV loans. The Company will continue to be dependent upon these and other forms of financings until it can achieve adequate cash flow based upon its operations. There can be no assurance that such financing will be available, or if available, that it will be on terms acceptable to the Company.

Management continues to implement its growth strategy of developing additional sources of revenues and programs, which it believes, will maximize long term potential. This includes the development of consortium agreements with other institutions and entities whereby select programs of each institution will be operated on the other's campuses in the form of "satellite" programs, as more fully described in Note 10. Management has also expanded awareness efforts in its marketplace by enhancing its website

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 2 - MANAGEMENT'S LIQUIDITY PLAN - GOING CONCERN, CONTINUED

and through advertising and has expanded and upgraded its campus facilities and faculty in order to support the anticipated growth in student population. There can be no assurance however, that these actions will result in profitability and positive cash flows from operations.


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Sonoma include the accounts of Sonoma and its wholly-owned subsidiary, MW Asia, Inc. All intercompany accounts and transactions are eliminated in consolidation.

CASH AND CASH EQUIVALENTS

For the purpose of the consolidated statement of cash flows, Sonoma considers any short-term highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

CONCENTRATION OF RISK

CASH

Sonoma typically maintains its cash balances at one banking institution. The balances are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 of deposits per institution. At June 30, 2006, the Company had cash on deposit of approximately $90,000 in excess of FDIC limits.

ACCOUNTS RECEIVABLE

Accounts receivable are tuition amounts due from currently enrolled students and includes amounts due to them from various government-funded programs. A substantial portion of accounts receivable is collected through the student's participation in federally funded financial aid programs. Transfers of funds from the financial aid programs to the Company are made in accordance with the DOE requirements. Approximately 56.1%, and 81.1% of Sonoma's tuition revenues, on a cash basis, was collected from funds distributed under Title IV Programs of the HEA for the years ended June 30, 2006 and 2005, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations govern the financial assistance programs in which Sonoma's students participate. Sonoma's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions including a suspension, limitation or termination proceeding, which could have a material adverse effect to Sonoma (also see Note
8).

Bad debts are provided on the allowance method based on an estimate of outstanding accounts receivable which management feels may be uncollectible. Credit losses associated with receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated on a straight-line basis over the following estimated useful lives:

  Equipment, office and laboratory                  5-7 years
  Furniture and equipment                            7 years
  Computer software                                  3 years
  Leasehold improvements        Shorter of life of lease or economic useful life
  Library assets                                     3 years

Repair and maintenance costs are charged directly to expense as incurred. Purchases of items, which will benefit future periods, are capitalized. When assets are disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are reflected in the consolidated results of operations.

INTANGIBLE ASSETS

Intangible assets consist of course curricula. Course curricula represent the cost of acquiring or developing internally such curricula and are amortized using the straight-line method over 5 years. Internally developed costs include primarily payroll and related costs.

LONG-LIVED ASSETS

Sonoma evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires the recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Sonoma assesses the recoverability of its long-lived assets whenever adverse events or changes in circumstances or business climate indicate that expected undiscounted future cash flows related to such long-lived assets may not be sufficient to support the net book value of such assets. If undiscounted cash flows are not sufficient to support the recorded assets, impairment is recognized to reduce the carrying value of the long-lived assets to the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. Additionally, in conjunction with the review for impairment, the remaining estimated lives of certain of Sonoma's long-lived assets are assessed. At June 30, 2006 and 2005, Sonoma's review of long-lived assets showed no indication of loss or impairment. Accordingly, no impairment loss was recorded in fiscal 2006 or 2005.

INCOME TAXES

Sonoma accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefits to be derived from tax loss and tax credit carry forwards. SFAS No. 109

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES, CONTINUED

additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Actual results could differ from estimated amounts. The most significant estimates relate to accounts receivable allowances, intangible assets, contingencies and litigation.

EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share ("EPS") are calculated based on the weighted average number of common shares outstanding for each year and excludes any dilution. For the years ended June 30, 2006 and 2005, potentially dilutive options and warrants would have been antidilutive. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the years presented consist of the following:



                                                         Total potential
                                                     common stock equivalents
                                                     ------------------------
                                                              June 30,
                                                     ------------------------
                                                         2006        2005
                                                       ---------   ---------
    Warrants to purchase common stock                     40,000      40,000
    Options to purchase common stock                     400,000     400,000
    Stock options issued under 2004
      Stock Option Plan (see Note 11)                  3,100,000   2,570,000
                                                       ---------   ---------
    Total                                              3,540,000   3,010,000
                                                       =========   =========


REVENUE RECOGNITION AND UNEARNED TUITION

Revenue from tuition and fees are recognized pro-rata (on a straight-line basis) over the relevant period attended by the student of the applicable course or program. If a student withdraws from a course or program, the paid but unearned portion of the student's tuition is refunded. Refunds are calculated and paid in accordance with applicable federal, state and institutional refund policies. Unearned tuition represents the portion of tuition payments received but not yet earned and is reflected as a current liability in the accompanying consolidated balance sheet as such amount is expected to be earned within the next year. Advanced tuition represents funds received from students related to courses or programs that have not yet commenced. If a student does not commence the related course or program, the full amount is refunded. Revenues are recognized over the period of service and are generally invoiced on a monthly basis.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ADVERTISING AND PROMOTION

Advertising and promotion costs are expensed as incurred. Such expenses for the years ended June 30, 2006 and 2005 were approximately $67,700 and $263,100, respectively.

STOCK-BASED COMPENSATION

On April 25, 2004, Sonoma adopted its 2004 Stock Option Plan (the "2004 Plan"). In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, Accounting for Stock-Based Compensation," Sonoma has elected to follow the intrinsic value method in accounting for stock-based employee compensation arrangements as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and Financial Accounting Standards Board (" FASB") Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation" under the Plan. No compensation expense will be recognized for options that may be granted to employees, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to options granted to employees.

As discussed in "Recent Accounting Pronouncements", SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect of expensing stock options on the Company's results of operations using the Black-Scholes option-pricing model is presented in the following proforma table.

                                               For the Years Ended
                                                     June 30,
                                            --------------------------
                                                2006           2005
                                            -----------    -----------

      Net loss                              $(1,881,629)   $(1,851,337)
      Deduct:
        Total stock-based employee
          compensation expense determined
          under fair value-based method
          for all awards                       (119,687)       (96,330)
                                            -----------    -----------
      Pro forma net loss                    $(2,001,316)   $(1,947,667)
                                            ===========    ===========
      Basic and diluted net loss per
        common share as reported            $      (.03)   $      (.03)
                                            ===========    ===========
      Basic and diluted pro forma
        net loss per common share           $      (.03)   $      (.03)
                                            ===========    ===========


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION

The fair value of the Company's options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


                                      For the Years Ended June 30,
                                      ----------------------------
                                          2006          2005
                                      ----------------------------

         Expected life (years)             3                3
         Risk free interest rate      4.54%-4.72%         3.77%
         Volatility                       164%             149%
         Dividend rate                     0%                0%


The weighted average fair value of options at the date of grant using the Black-Scholes fair value based methodology for options granted for the years ended June 30, 2006 and 2005 is estimated at $.10 and $.06, respectively.

DEFERRED FINANCING COSTS

The costs incurred in connection with the private placement arrangement with vFinance Investments, Inc. ("vFinance") were capitalized to deferred financing costs will be amortized to expense over the term of the related debt agreement (see Note 11).

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-2, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," which addresses when a convertible debt instrument should be considered `conventional' for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument's economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company is unable to assess the impact of EITF 05-2 on its consolidated financial position or results of operations at this time.

EITF Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF No. 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

consensus for EITF No. 05-4 has not been finalized. The Company does not expect EITF 05-4 to have a material impact on its consolidated financial position or results of operations at this time.

In September 2005, the FASB ratified EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues", which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The Company does not expect EITF 05-7 to have a material impact on its consolidated financial position or results of operations at this time.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to SFAS No 154 to all instruments with a beneficial conversion feature accounted for under EITF 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 3 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

Depreciation and amortization expense associated with property and equipment was $50,371 and $38,684 for the years ended June 30, 2006 and 2005, respectively.


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2006:

Office equipment                                 $212,829
Furniture and fixtures                             71,965
Computer software                                  38,242
Leasehold improvements                             14,980
Library                                             6,054
                                                 --------
                                                  344,070
Less: accumulated depreciation and amortization   194,722
                                                 --------
                                                 $149,348
                                                 ========

Depreciation and amortization expense associated with property and equipment was $50,371 and $38,684 for the years ended June 30, 2006 and 2005, respectively.

Office equipment includes assets acquired under capitalized leases with a cost of $163,383 and corresponding accumulated amortization of $73, 830 June 30, 2006.


NOTE 5 - INTANGIBLE ASSETS, NET

Intangible assets consist of the following at June 30, 2006:


Curricula                                        $379,127
Less: accumulated amortization                     86,277
                                                 --------

                                                 $292,850
                                                 ========

Amortization expense associated with intangible assets was $39,780 and $28,909 for the years ended June 30, 2006 and 2005, respectively.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 5 - INTANGIBLE ASSETS, NET, CONTINUED

Information related to intangible assets is as follows:

                                        For the Years Ended  June 30,
                                        -----------------------------
                                           2006                2005
                                        ---------           ---------

Balance - Beginning of Year             $ 285,955           $ 158,289
Amounts capitalized                        46,675             156,575
Amortization                              (39,780)            (28,909)
                                        ---------           ---------
Balance - End of Year                   $ 292,850           $ 285,955
                                        =========           =========

The weighted average amortization period of intangible assets at June 30, 2006 is 5 years and has no residual value.

Estimated future amortization expense for the five years ending June 30, 2011 is as follows:

               For the Year Ending June 30,
               ----------------------------
                           2007                    $ 75,828
                           2008                      75,828
                           2009                      61,537
                           2010                      46,903
                           2011                      32,754

                                                   --------
                                                   $292,850
                                                   ========

NOTE 6 - LINE OF CREDIT

On July 13, 2005, Sonoma entered into a one-year revolving credit line agreement with Wisse Enterprises LLC ("Wisse") and executed a promissory note in favor of Wisse in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that Sonoma may borrow up to $500,000 from Wisse. Sonoma borrowed $300,000 upon the execution of the agreements at an annual rate of interest of 3.51% (LIBOR), adjusted monthly. Related interest expense for the year ended June 30, 2006 and accrued interest included in accounts payable and accrued expenses each amounted to $11,504. As of June 30, 2006, an additional $175,000 was borrowed, resulting in a balance outstanding of $475,000 at June 30, 2006, and remaining availability of $25,000. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing) or the expiration of the agreement. Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. The Chairman, Chief Executive Officer and Executive President of Sonoma personally guaranteed the obligations of Sonoma pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, the Company issued 375,000 shares of its common stock to Wisse and granted Wisse an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The aggregate

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 6 - LINE OF CREDIT, CONTINUED

fair value of the common stock issued using a value of $.096 per share was $36,000 and the value of the common stock purchase option of $14,763 determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs included in the accompanying consolidated balance sheet as of June 30, 2006, and has been amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


NOTE 7 - NOTES PAYABLE

The following is a summary of notes payable transactions:

a. In March 2005, Sonoma received $150,000 in proceeds of a short-term note payable to an individual which bore interest at 7.5% per annum and was due in September 2005. In addition, the Company issued a 5 year option to purchase 40,000 shares of its common stock at $1.00 per share. The fair value of the option was determined to be immaterial. This note was repaid in September 2005.

b. In October 2005, Sonoma entered into a Convertible Promissory Note ("Note") agreement with TLC, LLC for the amount of $100,000. The note bore interest at 7.5% per annum. Related interest expense for the year ended June 30, 2006 amounted to $5,117. Principal and accrued interest was originally due and payable in full in October 2006. At Sonoma's option, this Note and accrued interest thereon was convertible at any time prior to maturity into shares of Sonoma's common stock at the conversion rate of $.20 per share. During June 2006, Sonoma exercised its option and converted the Note and related accrued interest of $5,117, resulting in the issuance of 509,375 shares of common stock. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. The aggregate fair value of the common stock purchase option of $2,956 determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs and is being amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the registration statement the Company initially filed November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the common stock and stock options issued in the Wisse revolving line of credit transaction (see Note 6) and the TLC, LLC convertible promissory note transaction may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $53,719. Consequently, the amount has not been accounted for as a component of stockholders' deficiency, but reflected as a component of the liability, "Common stock and stock options subject to rescission", in the accompanying consolidated balance sheet as of June 30, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse and TLC, LLC, the amount of which was not material for the year ended June 30, 2006.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8 - COMMITMENTS AND CONTINGENCIES

LITIGATION

On February 26, 2004, as amended on September 12, 2004, Sonoma entered into an employment agreement with its President and Chief Academic Officer (the "CAO"), which had an original expiration date of June 30, 2007, unless renewed by Sonoma no later than May 31, 2006. The employment agreement, as amended, originally provided for the following compensation:

(i) For the period beginning on February 26, 2004 and ending on August 31, 2004, compensation at the rate of $75,000 per annum; for the period beginning on September 1, 2004 and ending on the termination of the Agreement, $100,000 per annum,

(ii) Beginning on September 1, 2004, a quarterly cash bonus of up to $25,000 as determined on a quarter by quarter basis, if the CAO and/or Sonoma achieved certain quarterly objectives as agreed to in writing by and between the Board of Directors of the Company and the CAO, and,

(iii) For each of the three fiscal years commencing with the year ended June 30, 2005, an option (under its 2004 Stock Option Plan) to purchase 333,000 shares of common stock of Sonoma for the achievement of certain objectives as agreed to in writing by and between the Board of Directors of Sonoma and the CAO. The exercise price with respect to any option that could have been granted pursuant to this provision of the employment agreement would be the fair market value of the common stock underlying such option on the date of grant of the option.

On April 4, 2005, the Board of Directors of Sonoma terminated the CAO for cause and removed the CAO as a member of the Board of Directors. On May 2, 2005, Sonoma filed a lawsuit against the CAO and his spouse, in the Superior Court of the State of California in and for the County of Sonoma. Management believes, and has alleged in its complaint against the CAO and his wife, that, among other things: (i) the COA breached his employment agreement and other common law duties to Sonoma by working for a competitor, the University of Northern California; and, (ii) the CAO breached the Assignment of Right and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement entered into with Sonoma by licensing the intellectual property transferred to the Company pursuant to the agreement to third parties. Pursuant to the complaint, management requested that the court grant compensatory damages, punitive damages, attorneys' fees and injunctive relief. Management intends to aggressively enforce its rights and claims in connection with the complaint. The CAO has filed an answer to Sonoma's complaint and a cross-complaint for wrongful termination, breach of contract and conversion. Sonoma has filed an answer to the cross-complaint.

In April 2006, H. John Stalcup filed a lawsuit against Sonoma College, certain officers of Sonoma College and its attorney and transfer agent (collectively, the "Defendants") in the Superior Court of the State of California in and for the County of Sonoma. Mr. Stalcup has alleged in his complaint, that, among other things: the Defendants intentionally and negligently interfered with prospective economic advantage, committed a conversion, fraud and trespass to chattels by not allowing the restrictive legend to be removed from his stock certificates which represent shares of common stock of Sonoma College. We have filed an answer to the cross-complaint and the litigation matters involving Mr. Stalcup were consolidated.

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

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

EMPLOYMENT AGREEMENT

On February 1, 2006, Sonoma entered into an employment agreement with Dr. Tricia Devin, appointing her as the new Chief Academic Officer (the "CAO") of Sonoma. The agreement expires January 15, 2007, provided that such term shall be automatically extended for additional periods of one (1) year commencing on January 16, 2007 and each January 16th thereafter unless either party shall have given notice in accordance with the terms of the agreement to the other party that such party does not desire to extend the term of this Agreement.

The employment agreement provides for the following compensation:

(i) Compensation for the term of the agreement at the rate of $100,000 per annum;

(ii) Executive housing expenses of $1,130 per month for the period commencing on the Effective Date through the termination date of July 31, 2006;

(iii) Moving costs, not to exceed $3000; and

(iv) A qualified stock option (under its 2004 Stock Option Plan) to purchase 100,000 shares of common stock of Sonoma. The exercise price with respect to any option granted pursuant to this provision of the employment agreement is $0.50 per share is immediately exercisable and shall expire five years from the date of grant, or within 90 days of termination.

TERMINATED CONSULTING AGREEMENT

In May 2005, the Company entered into a one-year consulting agreement with CEOCast, Inc. ("CEOCast"). Pursuant to the Consulting Agreement, CEOCast was to assist the Company with its investor relations (including, assistance with its website, preparation of informational materials, strategic advice and other customary investor relations services). CEOCast was paid $10,000 for the first and last month's payment under the agreement, and was issued 200,000 shares of Sonoma College's fully-paid non-assessable restricted common stock. In addition, the Company was to pay CEOCast $5,000 per month during the term of the agreement. On November 30, 2005, the Company became aware that on February 6, 1998, the Federal Reserve Board issued an Order of Prohibition against the current Chairman and President of CEOCast. As a result of this information, the Company has notified CEOCast that it will immediately terminate the original agreement ab initio, cancel the 200,000 common shares issued under the agreement, originally valued at $19,200, and seek recovery of any funds paid to CEOCast.

FACILITIES LEASE AGREEMENTS

Sonoma conducts its Petaluma operation in facilities that are under long-term non-cancelable sublease with the University of Northern California as the sublessor. The sublease expires December 31, 2007.

On March 21, 2005, Sonoma entered into a 60-month operating lease for its San Francisco facility. Occupancy under the new lease commenced upon completion of improvements by the landlord in July 2005. Sonoma is also obligated for certain executory costs and real estate tax escalations. The lease is renewable at Sonoma's option for one five-year renewal period upon 9 months advance written notice, with rent payable at the prevailing market rate, as defined in the agreement. Sonoma contributed $21,453 towards leasehold improvements for additional air conditioning.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8 - COMMITMENT AND CONTINGENCIES, CONTINUED

FACILITIES LEASE AGREEMENTS, CONTINUED

At June 30, 2006 aggregate future minimum payments due under the non-cancelable facilities operating lease and sublease are as follows:

                                                        Minimum Lease
      Year Ending June 30,                                 Payments
      --------------------                              -------------
          2007                                            $  405,000
          2008                                               291,000
          2009                                               180,000
          2010                                               155,000
                                                          ----------
                                                          $1,031,000
                                                          ==========

Rent expense for each of the years ended June 30, 2006 and 2005 was approximately $456,700 and $306,400, respectively.

CAPITALIZED LEASE OBLIGATIONS

Sonoma has entered into capital leases with terms ranging from 2 to 5 years and carrying effective interest rates between 13.9% and 35.7%. The future minimum lease payments due under non-cancelable capital leases at June 30, 2006 are as follows:

                                                        Minimum Lease
    Year Ending June 30,                                   Payments
    --------------------                                -------------

          2007                                             $ 52,546
          2008                                               51,357
          2009                                               43,035
          2010                                               10,594
                                                           --------
          Total Minimum Lease Payments                      157,532

    Less: interest                                           42,754
                                                           --------
      Present value of minimum lease payments               114,778
    Less: current portion                                    31,436
                                                           --------
      Capital lease obligations, less current portion      $ 83,342
                                                           ========

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8 - COMMITMENT AND CONTINGENCIES, CONTINUED

PROGRAM REVIEW AUDITS AND COMPLIANCE

As a condition to participating in the various grant and loan programs, Sonoma is subject to various program review audits conducted by the financial aid provider and an independent auditor. The results of these audits sometimes lead to assessments for non-compliance and Sonoma must make restitution. For the years through June 30, 2005, no events of noncompliance have taken place. Based upon Sonoma's experience, no accruals for potential assessments for the years ended June 30, 2006 and June 30, 2005, were required. Reference is made to the discussions in last two paragraphs of this caption relating to status of current compliance issues related to financial ratios and change in control provisions.

Sonoma is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, Higher Education Act of 1965 ("HEA"), and the regulations promulgated there under by the DOE, subjects Sonoma to significant regulatory scrutiny on the basis of numerous standards that must be satisfied in order to participate in the various federal student financial assistance programs under Title IV of the HEA.

To participate in the Title IV Programs, Sonoma must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis. As of June 30, 2006, management believes that Sonoma was in substantial compliance, with the foregoing non-financial requirements.

Sonoma must demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, Sonoma's annual consolidated audited financial statements prepared in accordance with DOE standards. Such information as of and for the year ended for June 30, 2006 must be provided by December 31, 2006. The DOE then calculates Sonoma's composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability; (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds received by the institution during its prior fiscal year. Alternatively, an institution could accept provisional certification and be required to post a letter of credit of not less than 10% of Title IV Program funds received during its prior fiscal year and other financial terms and conditions with which it must comply. Sonoma students received approximately $1,487,000 and $1,620,000 in Title IV funds for the years ended June 30, 2006 and 2005, respectively. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of an independent compliance certificate, among other terms and conditions. Based upon the Company's financial results for the year June 30, 2006, Sonoma would not satisfy the composite score established for financial responsibility for the year ended June 30, 2006.

In addition, there is also a letter of credit requirement imposed by the DOE in the event of a change in control. Such a change in control occurred on January 25, 2006, the effective date of the Company's registration statement. Management has been advised that the letter of credit requirement for this purpose approximated $407,000 for a one year period. This requirement can be modified and extended. Sonoma's continued eligibility to participate in the federal student financial assistance programs authorized by Title IV Programs is dependent on the approval of the California Bureau of Private Postsecondary and Vocational Education, ABHES and the DOE. ABHES and DOE, each of which determined that the effectiveness of the registration statement represented a change of ownership and/or control and therefore, pursuant to each agency's requirements. Consequently the previously issued approvals were suspended as of January 25, 2006. Each of the agencies was required to review and approve the transaction in order for Sonoma to continue to participate in the Title IV Programs. BPPVE approved the Initial Offering prior to January 25, 2006, but ABHES and ED have not granted this approval as of this filing. ABHES deferred action on Sonoma's change of ownership application until its next regularly scheduled meeting in December, 2006. Sonoma has also submitted its response to issues identified during an evaluation visit. During this process, Sonoma continues to be accredited by ABHES. DOE similarly has not approved Sonoma's change of ownership application following the transaction. On April 6, 2006, DOE started holding federal financial aid funds related to Sonoma students'

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


loans, due mainly to the Company's failure to post a letter of credit previously requested by DOE for approximately $400,000. The letter of credit was requested due to Sonoma's failure to demonstrate financial responsibility following registration statement, as defined by the DOE. Sonoma students can therefore not receive any Title IV Program funds until DOE approves the change of ownership. During this period, Sonoma continues to enroll students under the Title IV Program. Sonoma subsequently submitted a revised change of ownership application including the letter of credit, which has been approved by its bank, and which remains under review by the DOE.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 8 - COMMITMENT AND CONTINGENCIES, CONTINUED

PROGRAM REVIEW AUDITS AND COMPLIANCE, CONTINUED

at the discretion of the DOE dependent upon its evaluation of Sonoma's financial condition for the year ended June 30, 2006. The Company has obtained the appropriate bank approvals for the letter of credit, which will be collateralized by a mortgage on property owned by the Company's Chairman and CEO. The letter of credit is expected to be issued upon final acceptance of the form of letter of credit by the DOE. Upon acceptance by the DOE, Sonoma students will again be eligible to receive Title IV funding for which they have applied. Sonoma has accepted students enrolling under these conditions utilizing Title IV funding.

COMMON STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION

In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the options issued under the 2004 Plan, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option pricing model of $36,936 has been classified as a liability, "Common stock and stock options subject to rescission", in the accompanying consolidated balance sheet as of June 30, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by the each of the option holders, the amount of which is immaterial as of and for the year ended June 30, 2006.

In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued to Wisse in July 2005 and the common stock purchase option issued to TLC, LLC in October 2005 may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $50,763 at June 30, 2006. This amount has been excluded from stockholders' deficit and is included as a component of the liability, Common stock and stock options subject to rescission, in the accompanying condensed consolidated balance sheet as of June 30, 2006. In addition, the Company would be obligated for interest expense in the event of a rescission, the amount of which is immaterial as of and for the year ended June 30, 2006.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 9 - INCOME TAXES

A reconciliation of the federal statutory income tax rate to Sonoma's effective tax rate as reported is as follows:




                                                     For the Years Ended
                                                           June 30,
                                                     -------------------
                                                      2006        2005
                                                     -------     -------
      Taxes at federal statutory rate                  (34.0)%     (34.0)%
      Increase in  the valuation allowance against
      Deferred tax assets                               34.0%       34.0%
                                                     -------     -------
      Effective income tax rate                          --%         --%
                                                     =======     =======

The Company has recorded a full valuation allowance against its net deferred tax assets at June 30, 2006 since management believes that based upon current available objective evidence it is more likely than not that the deferred tax assets at June 30, 2006 will not be realized.

As of June 30, 2006, Sonoma has Federal net operating loss carry forwards aggregating $3,876,000 available to offset future Federal taxable income and $3,786,000 available to offset future state taxable income.

The expiration dates for the Federal net operating loss carry forwards are as follows:


                      Year Ending
                        June 30,
                      -----------
                        2024                          $  226,607
                        2025                           1,817,100
                        2026                           1,832,479
                                                      ----------
                                                      $3,876,176
                                                      ==========

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 9 - INCOME TAXES, CONTINUED

Significant components of Sonoma's deferred tax assets and liabilities at June 30, 2006 are as follows:


        Deferred tax assets:
         Allowance for doubtful accounts                    $    53,700
          Non-deductible accruals                                 9,500
          Net operating loss carryforwards                    1,550,500
          Property and equipment                                  3,500
                                                            -----------
                                                              1,617,200
        Less:  valuation allowance                           (1,500,100)
                                                            -----------
        Net deferred tax assets                                 117,100
        Deferred tax liability:
         Intangible assets                                     (117,100)
                                                            -----------
        Net deferred tax liability                          $        --
                                                            ===========

The valuation allowance for deferred tax assets increased by approximately $748,500 for the year ended June 30, 2006.


NOTE 10 - CONSORTIUM AGREEMENTS

a. On August 3, 2004, the Company and Casa Loma College, Inc. ("Casa"), a California Corporation, entered into an academic consortium agreement whereby select Sonoma programs will be operated at Casa's campuses and select Casa programs will be operated at the Company's campuses in the form of "satellite programs". Under the agreement, the Company provides its MRI Technology Program at campuses owned and/or operated by Casa. The agreement stipulates a revenue sharing arrangement based upon net tuition and fees, as defined. For the years ended June 30, 2006 and 2005, with respect to the Casa Loma program, the Company invoiced gross tuition and fees of $852,000 and $249,000, respectively, and reported on an accrual basis earned tuition and fees of $766,000 and $198,000, respectively. As of June 30, 2006, accounts payable and accrued expenses includes $157,883 due to Casa Loma under this arrangement. The agreement has an initial two-year term, which will renew for successive two-year terms unless notice of cancellation is given by either party to the other within 90 days of the expiration of any term.

b. On February 4, 2005 Sonoma entered into a two-year arrangement with the National Holistic Institution, Inc. ("NHI"), a California corporation, whereby Sonoma was to offer its on-line Associate of Applied Science Degree in Massage Therapy ("AASMT") to NHI students and graduates and NHI was to offer its Massage Therapist and Health Education ("MTHE") program at Sonoma campuses. Effective March 21, 2006, the parties mutually agreed to cancel the arrangement without penalty to either party. No revenues were earned for the years ended June 30, 2005 and 2006. The Company incurred a marketing fee of $2,500 and $7,500 for the years ended June 30, 2006 and 2005, respectively.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 10 - CONSORTIUM AGREEMENTS, CONTINUED

c. On April 27, 2005, Sonoma and Citi College of Allied Health ("CCAH"), an Illinois Corporation, entered into an academic consortium agreement whereby Sonoma was to offer its MRI Technologist Program to CCAH students at its location as well as utilizing the Sonoma Platform. This agreement was subject to accreditation by ABHES and the identification and approval of a CCAH location. Among other matters, as a result of CCAH's inability to demonstrate its ability to obtain the required accreditation, the consortium agreement was not pursued and is considered to have lapsed. No revenues were earned or liabilities incurred as of and for the years ended June 30, 2006 and 2005.

d. On May 24, 2005, Sonoma and the New York City Fire Department ("FDNY") entered into an agreement stipulating the terms and conditions by which Sonoma will assist the FDNY to deploy Homeland Educational Programs to its membership, specifically the Homeland Response and Emergency Management ("HREM") Associates of Applied Science Degree. Sonoma will offer the program utilizing its online campus and has responsibility for providing qualified online instructors, the program curricula, and complete administration and academic oversight, including enrollment, registration, financial aid administration, record keeping and grade reporting. The FDNY shall offer the HREM program to its employees and offer input for the continued development of the HREM program. The HREM program and any future development and program modifications shall at all times remain the sole and exclusive property of Sonoma. The agreement has an initial two-year term, which will renew for successive two-year terms unless cancelled by either party. No revenues were earned or liabilities incurred as of and for the years ended June 30, 2006 and 2005 relating to this agreement.

e. On December 30, 2005, Sonoma and Steele North America, Inc. ("Steele"), a Delaware Corporation and leading training institute for protective services training, entered into an agreement whereby Sonoma will offer its on-line HREM to Steele employees and candidates for their Executive/Dignitary Protection Program (E/DPTP); and Sonoma will offer its qualified students enrolled in its HREM program the option to perform certain of their semester three and/or four course work as an externship by attending Steele's E/DPTP. Steele shall promote the HREM to its employees, candidates and clients, and offer input for the continued development of the HREM program. The agreement provides that Sonoma is obligated to pay Steele a stipulated fee expressed as a percentage of net tuition and fees for each HREM student enrolled in the E/DPTP. The agreement has an initial two-year term, which will renew for successive two-year terms unless cancelled by either party. Sonoma maintains primary responsibility for the administrative and academic oversight of the HREM program. Sonoma will be obligated to perform enrollment and registration, record keeping, and grade reporting for all students enrolled through Steele. Steele will be required at its cost to hire qualified instructors to teach the E/DPTP. The agreement also provides that during its term and for a three-year period thereafter, Steele will not directly or indirectly compete with Sonoma in the Homeland Response and Emergency Management academic/education marketplace. No revenues were recognized with respect to this program in fiscal 2006


NOTE 11 - STOCKHOLDERS' DEFICIENCY

PRIVATE PLACEMENT

In April 2004, Sonoma commenced a private placement of shares of its common stock to accredited investors pursuant to Regulation D and in compliance with the exemption set forth in Section 4(2) of the Securities Act of 1933. Units, consisting of 312,500 shares of Sonoma's common stock at $.096 per share, were offered for sale at a price of $30,000 per unit. Sonoma accepted subscriptions for an

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 11 - STOCKHOLDERS' DEFICIENCY, CONTINUED

PRIVATE PLACEMENT

aggregate of 7,500,000 shares for total proceeds of $700,000 net of $20,000 in offering costs of which $625,000 was received by June 30, 2004. Proceeds of $75,000 for subscriptions outstanding as of June 30, 2004 for 781,250 shares were received in fiscal 2005 as were proceeds from the sale of an additional 885,416 shares of common stock for $85,000.

STOCK OPTION PLAN

On April 28, 2004, Sonoma adopted its 2004 Stock Option Plan (the "2004 Plan") under which it may grant qualified and nonqualified options to purchase up to 10,000,000 shares of common stock to employees and consultants. Qualified options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options shall be up to five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of Sonoma at the date of grant, and shall be exercisable for no less that 110% of fair value on the date of grant for such holders.

A summary of activity under the 2004 Plan is as follows:

                                                               Weighted
                                                                Average
                                                   Number of   Exercise
                                                    Options      Price
                                                   ----------    -----

        Outstanding, July 1, 2004                          --    $  --
        Granted                                     2,647,500      .50
        Forfeited                                     (77,500)     .50
                                                   ----------    -----

        Outstanding, June 30, 2005                  2,570,000      .50
        Granted                                       530,000      .50
                                                   ----------    -----
        Outstanding, June 30, 2006                  3,100,000    $ .50
                                                   ==========    =====

These options were all exercisable on the date of grant, and expire three years from the date of grant. The weighted average remaining contractual life of the options outstanding at June 30, 2006, all of which were exercisable, was 1.9.

As of June 30, 2006, Sonoma has reserved an aggregate 10,000,000 common shares for issuance pursuant to its 2004 Stock Option plan and 440,000 options issued in connection with the acquisition of certain curriculum and warrants issued in connection with the short-term note payable.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 11 - STOCKHOLDERS' DEFICIENCY, CONTINUED

COMMON STOCK

On December 15, 2004, Sonoma issued 156,250 shares of its common stock at $.096 per share for $15,000 to a consultant in exchange for prior financial and accounting services provided.

On April 17, 2006, the Company entered into a placement agent arrangement with vFinance Investments, Inc. ("vFinance"), whereby vFinance will act as the Company's exclusive placement agent for a six month period to obtain financing on a best efforts basis for the Company. Upon execution, vFinance was paid a $20,000 retainer, was entitled to receive a 10% placement agent fee and a 1.5% non-accountable expense allowance of funds raised, and 600,000 shares of common stock. In addition the Company was required to pay a $10,000 retainer against a maximum of $30,000 for vFinance's legal counsel in this transaction. The total of these costs of $198,000, including $168,000 for the fair value of common shares issued based upon market price per share, was accounted for as deferred offering costs in the accompanying June 30, 2006 consolidated balance sheet.

In June, 2006 the Company exercised its right to call its Convertible Promissory Note ("Note") with TLC, LLC and converted the outstanding balance, including accrued interest, of $105,117 into 509,375 shares of its common stock (see
Note 7).


NOTE 12 - RELATED PARTY TRANSACTIONS

a. On February 26, 2004, as amended on September 12, 2004, Sonoma and Homeland Safety Training, Inc., a company which is majority owned by the former President, Academic Dean, and Director of Sonoma, entered into an Assignment of Rights and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement in connection with the license of certain intellectual property consisting of course content and related copyrights. Pursuant to the agreement, as amended, Sonoma granted Homeland Safety Training, Inc. an option to purchase 400,000 shares of common stock of Sonoma at an exercise price of twenty-five cents ($0.25) per share. The option may be exercised during the period beginning on June 30, 2006 and ending on June 30, 2011 (see Note 4).

b. During the year ended June 30, 2005, pursuant to an oral agreement between Sonoma and Technology Exchange, Inc. ("Technology Exchange"), a company wholly-owned by the Company's Chief Operating Officer, a stockholder and a director, Sonoma incurred $130,000 in consulting fees and $32,011 in reimbursed out-of-pocket expenses for consulting services. During the year ended June 30, 2006, Sonoma incurred $120,000 in consulting fees and $47,822 in out-of-pocket expenses. In addition, for the years ended June 30, 2006 and 2005, Technology Exchange advanced $76,232 and $54,218, respectively, for the payment of direct expenses. The services provided by Technology Exchange related

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


NOTE 12 - RELATED PARTY TRANSACTIONS, CONTINUED

to general management, marketing and business development. As of June 30, 2006, $10,000 was due to Technology Exchange for consulting services and $111,193 of the Company's indebtedness to Technology Exchange was assumed by the Company's Chairman and CEO. Effective March 31, 2006, $230,981 of advances were converted into a long-term note payable due in September 2007. The note bears interest at 7.5% per annum.

c. During the year ended June 30, 2006, Sonoma received an aggregate of $1,635,174 in proceeds from officers/stockholders and Technology Exchange, and repaid $437,500. The cumulative balance as of June 30, 2006 of amounts due to officers/stockholders and Technology Exchange of $1,826,565 is evidenced by the Company's unsecured promissory notes due in September 2007, bearing interest at 7% per annum. Related party interest expense for the years ended June 30, 2006 and 2005 was $55,156 and $6,818, respectively. Related accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheet amounted to $64,974 as of June 30, 2006. The outstanding balances under the notes are classified as long-term in the accompanying balance sheet since their maturity is September 2007. In addition balances under the notes are subordinated to the Secured Notes issued August 9, 2006 (see Note 13).

d. Sonoma has entered into a month-to-month arrangement for the use of office space, computer and telephone services with Eduprise LLC, a company that is owned by certain officers/stockholders of the Company that is renewable on a yearly basis. Sonoma has incurred $30,000 and $19,200 under this arrangement for the years ended June 30, 2006 and 2005, respectively.


NOTE 13 - SUBSEQUENT EVENTS

Effective on August 9, 2006, as a result of the vFinance placement agent agreement, the Company closed on a $500,000 financing with two private investors structured as Senior Convertible Debentures bearing interest at 9% per annum and due February 8, 2008 plus five-year warrants to purchase 6.25 million shares of common stock at $0.10 per share. The Company received gross and net proceeds of $250,000 and $208,750, respectively, on closing. The Company is entitled to the remaining $250,000 upon the effective date of a registration statement to be filed with the Securities and Exchange Commission by the Company with respect to the common stock underlying the conversion of the senior convertible debentures and the exercise of the warrants. The senior convertible debentures would generally be convertible at $0.08 per common share at the option of the holders, into an aggregate of 3,125,000 shares with respect to the initial closing of $250,000 and an additional 3,250,000 shares upon the receipt of the remaining proceeds. The Company has a call provision with respect to the senior convertible debentures if certain conditions for the market price of the Company's stock are satisfied, as defined in the agreement. The common stock underlying the senior convertible debentures and warrants include certain anti-dilution protection provisions and have defined registration rights. In addition, under certain conditions the Company has the option to pay interest in cash or in shares of its common stock. The transaction is a private placement with the securities that may be issued being exempt from registration under the Securities Act of 1933.

On October 4, 2006, the Company consummated a private placement with two investors of its 10% Secured Promissory Notes in the gross and net amount of $550,000 and $487,500, respectively. The investors also received 3,055,554 shares of the Company's common stock with a value of $275,000 at the closing date and five year warrants to purchase 280,000 shares of common stock expiring October 4, 2011, exercisable at $0.11 per share. The Secured Promissory Notes are convertible into common shares at the option of the investors at $0.90 per share. The Promissory Notes are secured by a mortgage on the residence of an officer/stockholder and are due March 28, 2007. If not repaid by December 28, 2006, however, an additional 3,055,554 shares of common stock are issuable to the investors. An additional 91,666 shares of common stock valued at $8,250 were issued to a finder. Shares issued in this transaction are subject to certain piggy-back registration rights.