Form 10QSB
period 2006-09-30
SONOMA COLLEGE INC
filed 2006-11-20
CIK 1308930

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ x ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

(1)Yes   __     No   X
                     -

(2)Yes   __     No   X
                     -

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: At ______________, the issuer had outstanding 68,142,062 shares of Common Stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (Check one):  Yes[  ]  No[X]

                              SONOMA COLLEGE, INC.

                                   FORM 10-QSB

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            PAGE
   Item 1.

                Condensed Consolidated Balance Sheet -
                September 30, 2006 (Unaudited)                               1-2

                Condensed Consolidated Statements of Operations
                for the three months ended September 30, 2006
                 and 2005 (Unaudited)                                          3

                Condensed Consolidated Statement of Stockholder
                Deficiency for the three months ended September 30, 2006
                (Unaudited)                                                    4

                Condensed Consolidated Statements of Cash Flows for the
                three months ended September 30, 2006 and 2005 (Unaudited)     5

                Notes to Unaudited Condensed Consolidated
                Financial Statements                                           6


   Item 2. Management's Discussion and Analysis or Plan of and Results of Operations

   Item 3.      Controls and Procedures


                           PART II - OTHER INFORMATION

   Item 1.      Legal Proceedings
   Item 2.      Unregistered Sales of Equity Securities and
                Use of Proceeds
   Item 3.      Defaults upon Senior Securities
   Item 4.      Submission of Matters to a Vote of Security Holders
   Item 5.      Other Information
   Item 6.      Exhibits

   Signatures

Exhibits 31.1 and 31.2
Exhibits 32.1 and 32.2

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                              September 30, 2006
--------------------------------------------------------------------------------
                                                                     (Unaudited)


                                     ASSETS



CURRENT ASSETS
--------------
  Cash and cash equivalents                                           $    4,856
  Accounts receivable, net of allowance for
    doubtful accounts of $202,291                                        807,650
  Prepaid expenses and other current assets                               66,251
                                                                      ----------

Total Current Assets                                                     878,757

PROPERTY AND EQUIPMENT, NET                                              166,760

INTANGIBLE ASSETS, NET                                                   281,204

DEFERRED FINANCING COSTS, NET                                            222,086

SECURITY DEPOSITS                                                         69,683
                                                                      ----------


      TOTAL ASSETS                                                    $1,618,490
                                                                      ==========




                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                              September 30, 2006
--------------------------------------------------------------------------------
                                                                     (Unaudited)


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
   Line of credit                                                   $   475,000
   Accounts payable and accrued expenses                              1,407,212
   Unearned tuition                                                     347,025
   Advanced tuition                                                     124,918
   Capital lease obligations, current portion                            31,430
                                                                    -----------

        Total Current Liabilities                                     2,385,585

SUBORDINATED NOTES PAYABLE TO OFFICERS/STOCKHOLDERS                   2,171,160
SENIOR CONVERTIBLE DEBENTURES                                           250,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          74,764
COMMON STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION                     87,699
                                                                    -----------

        TOTAL LIABILITIES                                             4,969,208
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock, $0.0001 par value; 250,000,000 shares
     authorized; 64,619,842 shares issued and outstanding,
     net of 375,000 shares included in common
     stock and stock options subject to rescission                        6,462
  Additional paid-in capital                                          1,474,366
  Accumulated deficit                                                (4,831,546)
                                                                    -----------

        TOTAL STOCKHOLDERS' DEFICIENCY                               (3,350,718)
                                                                    -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $ 1,618,490
                                                                    ===========





                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                                     (Unaudited)


                                                   For the Three Months Ended
                                                         September 30,
                                               ---------------------------------
                                                      2006             2005
                                               ---------------------------------

REVENUES
--------
  Tuition and fee income                          $    505,231     $    589,940
                                                  ------------     ------------

OPERATING EXPENSES
------------------
  Instructional costs                                  305,525          379,712
  Sales and marketing                                   81,643           73,657
  General and administration                           667,752          484,985
  Depreciation and amortization                         31,734           23,252
                                                  ------------     ------------

      TOTAL OPERATING EXPENSES                       1,086,654          961,606
                                                  ------------     ------------

      LOSS FROM OPERATIONS                            (581,423)        (371,666)
                                                  ------------     ------------
OTHER EXPENSES
--------------
  Interest                                            (294,002)         (15,583)
  Deferred financing costs - amortization              (22,164)            --
                                                  ------------     ------------
      TOTAL OTHER EXPENSES                            (316,166)         (15,583)
                                                  ------------     ------------

      NET LOSS                                    $   (897,590)    $   (387,249)
                                                  ============     ============

NET LOSS PER COMMON SHARE -  BASIC
  AND DILUTED                                     $      (0.01)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED            64,619,842       63,832,478
                                                  ============     ============





                       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                          SONOMA COLLEGE, INC. AND SUBSIDIARY
                                                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                                                For the Three Months Ended September 30, 2006
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (Unaudited)


                                       Common Stock
                         ------------------------------------------     Additional Paid-in    Accumulated
                                   Shares             Amount                 CapitaL            Deficit              Total
                         ----------------------------------------------------------------------------------------------------

Balance at July 1, 2006          64,619,842           $ 6,462              $ 1,224,366       $ (3,933,956)       $(2,703,128)


  Debt discounts on
    senior convertible
    debentures                           --                --                  250,000                 --            250,000

Net loss                                 --                --                       --           (897,590)          (897,590)

                         ----------------------------------------------------------------------------------------------------

    Balance at
    September 30, 2006           64,619,842           $ 6,462              $ 1,474,366       $ (4,831,546)       $(3,350,718)

                         ====================================================================================================


                                                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                             SONOMA COLLEGE, INC. AND SUBSIDIARY
                                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)

                                                                      For the Three Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                                            $(897,590)      $(387,249)
    Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                      31,734          23,252
      Amortization of deferred financing costs                           22,164              --
      Provision for bad debts                                            72,388              --
      Amortization of deferred consulting fees                               --           4,433
      Amortization of discounts on senior convertible debentures        250,000              --
    Changes in operating assets and liabilities:
      Accounts receivable                                              (298,553)        (36,587)
      Prepaid expenses and other current assets                         (38,250)        (19,107)
      Security deposit                                                       --          (5,780)
      Accounts payable and accrued expenses                             209,106          85,637
      Due to related party                                                   --          16,665
      Unearned tuition                                                   18,031         168,979
      Advanced tuition                                                   67,371          76,617
      Common stock and stock options subject to rescission                   --          50,763
                                                                      ---------       ---------
          NET CASH USED IN OPERATING ACTIVITIES                        (563,599)        (22,377)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
      Purchases of intangibles, curricula                                (7,500)        (16,550)
      Purchases of property and equipment                               (30,000)        (16,652)
                                                                      ---------       ---------
          NET CASH (USED IN) INVESTING ACTIVITIES                       (37,500)        (33,202)
                                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
      Proceeds of notes payable                                              --         300,000
      Proceeds from senior convertible notes                            250,000              --
      Payment of deferred financing costs                               (46,250)             --
      Repayment of note payable                                              --        (150,500)
      Proceeds from notes payable to officers/stockholders              344,595              --
      Repayment of notes payable to officers/stockholders                    --        (115,000)
      Advances from related party                                            --          39,291
      Principal payments on capital lease obligations                    (8,584)         (7,907)
                                                                      ---------       ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                     539,761          65,884
                                                                      ---------       ---------

          NET (DECREASE) INCREASE IN CASH AND
              CASH EQUIVALENTS                                          (61,338)         10,305

CASH AND CASH EQUIVALENTS  - Beginning                                   66,194           3,965
-------------------------                                             ---------       ---------

CASH AND CASH EQUIVALENTS  - Ending                                   $   4,856       $  14,270
-------------------------                                             =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                          $   6,961       $  15,583
  Non-cash investing and financing activities:
    Purchase of equipment through capital lease obligations           $      --       $  76,161
    Debt discounts on senior convertible debentures                   $ 250,000

                                      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three month periods ended September 30, 2006 and 2005, stockholders' deficiency for the three month period ended September 30, 2006 and cash flows for the three month periods ended September 30, 2006 and 2005 are unaudited. The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the condensed consolidated financial position of Sonoma College, Inc. and Subsidiary ("Sonoma" or the "Company") as of September 30, 2006, and condensed consolidated results of operations for the three month periods ended September 30, 2006 and 2005 and cash flows for the three month periods ended September 30, 2006 and 2005. The results of operations for the three month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2007, or for any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Sonoma for the year ended June 30, 2006 included in its Form 10K-SB filed on November 15, 2006 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed with the Securities and Exchange Commission.

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $ 897,590 for the three months ended September 30, 2006. In addition, as of September 30, 2006 the Company had a working capital deficiency of $1,506,828 and a stockholders' deficiency of $(3,350,718). These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2. SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES

The accounting policies followed by Sonoma are set forth in Notes 1 and 2 to Sonoma's audited consolidated financial statements included in its Form 10K-SB as of and for the year ended June 30, 2006 filed with the Securities and Exchange Commission. These accounting policies conform to United States generally accepted accounting principles, and have been consistently applied in the preparation of the condensed consolidated financial statements as of September 30, 2006 and for the three month periods ended September 30, 2006 and 2005.

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

EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share ("EPS") are calculated based on the weighted average number of common shares outstanding for the period. Since any common stock purchase options, outstanding warrants and any security

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

potentially convertible into common stock for the three month periods ended September 30, 2006 and 2005 would be anti-dilutive, the basic and fully diluted shares are the same for calculating earnings (loss) per share. Securities that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented consist of the following:




                                                            September 30,
                                                       2006             2005
                                                    (Unaudited)      (Unaudited)
                                                   -------------    ------------

Warrants to purchase common stock                    6,250,000                --

Options to purchase common stock                       400,000           400,000

Stock options issued under
2004 Stock Option Plan                               2,700,000                --
                                                     ---------         ---------

                                                     9,390,000           400,000
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

STOCK-BASED COMPENSATION

On April 28, 2004, Sonoma adopted its 2004 Stock Option Plan (the "2004 Plan") under which it may grant qualified and nonqualified options to purchase up to 10,000,000 shares of common stock to employees and consultants. Qualified options shall be exercisable for a period of up to ten years from the date of the grant at no less than the fair value of the common stock on the date of grant. The term of such options shall be up to five years from the date of grant for stockholders who own more than ten percent of the voting power of all classes of stock of Sonoma at the date of grant, and shall be exercisable for no less that 110% of fair value on the date of grant.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005



NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Prior to July 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize employee stock based compensation expense only if it granted options at a price lower than the closing price on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company's stock option plans was reflected in net loss for the three ended September 30, 2005, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to July 1, 2006, the Company provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. No options were granted in the quarter ended September 30, 2006.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, there is no employee stock-based compensation expense reported for the three months ended September 30, 2006 included in compensation expense for all stock-based compensation awards granted because all such awards were fully vested prior to July 1, 2006. Stock-based compensation expense for all share-based payment awards that will be granted after June 30, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company will recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

There was no impact to the condensed consolidated financial statements for the three months ended September 30, 2006 as a result of adopting SFAS 123R nor on both basic and diluted net loss per share for the three months ended September 30, 2006. At September 30, 2006, the Company had no unamortized value of employee stock options under SFAS 123R.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18") which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed. There was no such stock based compensation for the three-months ended September 30, 2006, and 2005.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Prior to July 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize employee stock based compensation expense only if it granted options at a price lower than the closing price on the date of grant. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company's stock option plans was reflected in net loss for the three ended September 30, 2005, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Prior to July 1, 2006, the Company provided pro-forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. For the three months ended September 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company's stock option plan would have been reflected in net loss, as the Company grants all options granted under its plan had an exercise price equal to market value of the underlying common stock on the date of grant. No options were granted in the quarter ended September 30, 2006.

         Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, there is no employee stock-based compensation expense reported for the three months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted because all such awards were fully vested prior to July 1, 2006. Stock-based compensation expense for all share-based payment awards that will be granted after June 30, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company will recognize these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

         There was no impact to the condensed consolidated financial statements for the three months ended September 30, 2006 as a result of adopting SFAS 123R nor on both basic and diluted net loss per share for the three months ended September 30, 2006. At September 30, 2006, the Company had no unamortized value of employee stock options under SFAS 123R.

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services" ("EITF 96-18") which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed. There was no such stock based compensation for the three ended September 30, 2006, and 2005.

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


         A summary of the status of the options under the Company's stock option plan and the changes during the three months ended September 30, 2006 is presented in the table below:

                                                                   Weighted
                                                      Number        Average
                                                    of Options   Exercise Price
                                                  ------------  ----------------

       Balance, July 1, 2006                         2,755,000  $           0.50
       Granted                                               -              0.50
       Forfeit                                         105,000              0.50
                                                   -----------  ----------------
       Balance, September 30, 2006                   2,650,000  $           0.50
                                                   ===========  ================


         All stock options outstanding as of September 30, 2006 are exercisable, with a remaining average contractual life of 1.73 years and had no intrinsic value at September 30, 2006.


RECENT ACCOUNTING PROCOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its condensed consolidated financial statements, but does not expect it to have a material effect.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. In addition, this statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this statement simplifies and codifies related guidance within United States generally accepted accounting principles. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company's adoption of SFAS No. 157 is not expected to have a material effect on its consolidated financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3. LINE OF CREDIT

On July 13, 2005, Sonoma entered into a one-year revolving credit line agreement with Wisse Enterprises LLC ("Wisse") and executed a promissory note in favor of Wisse in an amount up to $500,000. The terms of the revolving credit line agreement and promissory note provide that Sonoma may borrow up to $500,000 from Wisse. Sonoma

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 3 - LINE OF CREDIT, CONTINUED

borrowed $300,000 upon the execution of the agreements at an annual rate of interest of 3.51% (LIBOR), adjusted monthly. As of September 30, 2006, the Company had remaining availability of $25,000. Each draw down (borrowing) from the revolving credit line is due on the earlier of the first anniversary of such draw down (borrowing) or the expiration of the agreement. Any draws (borrowings) from the revolving credit line must be made within the first year of the revolving credit line agreement. The Chairman, Chief Executive Officer and Executive President of Sonoma personally guaranteed the obligations of Sonoma pursuant to a guaranty agreement. In addition, pursuant to the revolving credit line agreement, the Company issued 375,000 shares of its common stock to Wisse and granted Wisse an option to purchase 250,000 shares of common stock of the Company at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The aggregate fair value of the common stock issued using a value of $.096 per share was $36,000 and the value of the common stock purchase option of $14,763 determined utilizing the Black-Scholes option pricing model had been accounted for as a component of deferred financing costs and amortized to expense in the year ended June 30, 2006. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


NOTE 4. NOTES PAYABLE

In October 2005, Sonoma entered into a Convertible Promissory Note ("Note") agreement with TLC, LLC for the amount of $100,000. The note bore interest at 7.5% per annum. Related interest expense for the year ended June 30, 2006 amounted to $5,117. Principal and accrued interest was originally due and payable in full in October 2006. At Sonoma's option, this Note and accrued interest thereon was convertible at any time prior to maturity into shares of Sonoma's common stock at the conversion rate of $.20 per share. During June 2006, Sonoma exercised its option and converted the Note and related accrued interest of $5,117, resulting in the issuance of 509,375 shares of common stock. In addition, Sonoma granted TLC, LLC a non-qualified stock option to purchase 50,000 shares of its common stock at an exercise price of $0.50 per share. The option may be exercised at any time during its term, which expires in October 2008. The aggregate fair value of the common stock purchase option of $2,956 determined utilizing the Black-Scholes option pricing model has been accounted for as a component of deferred financing costs was amortized ratably to expense over the 12-month term of the agreement. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

In connection with the registration statement the Company initially filed November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the common stock and stock options issued in the Wisse revolving line of credit transaction (see Note 3) and the TLC, LLC convertible promissory note transaction may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $53,719. Consequently, the amount has not been accounted for as a component of stockholders' deficiency, but reflected as a component of the liability, "Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of September 30, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by Wisse and TLC, LLC, the amount of which was not material at September 30, 2006.

NOTE 5. SENIOR CONVERTIBLE DEBENTURES

Effective on August 9, 2006, in a transaction in which vFinance Investments, Inc. ("vFinance") acted as exclusive placement agent, the Company closed on a $500,000 financing with two private investors structured as Senior Convertible Debentures bearing interest at 9% per annum and due February 8, 2008 plus five-year warrants to purchase 6.25 million shares of common stock at $0.10 per share. The Company received gross and net proceeds of $250,000 and $208,750, respectively, on closing. The Company is entitled to the remaining $250,000 upon the

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 5. SENIOR CONVERTIBLE DEBENTURES, CONTINUED

effective date of a registration statement to be filed with the Securities and Exchange Commission by the Company with respect to the common stock underlying the conversion of the Senior Convertible Debentures and the exercise of the warrants. The Senior Convertible Debentures are convertible at $0.08 per common share at the option of the holders, into an aggregate of 3,125,000 shares with respect to the initial closing of $250,000 and an additional 3,125,000 shares upon the receipt of the remaining proceeds. The Company has a call provision with respect to the Senior Convertible Debentures if certain conditions for the market price of the Company's stock are satisfied, as defined in the agreement. The common stock underlying the Senior Convertible Debentures and warrants include certain anti-dilution protection provisions and have defined registration rights. In addition, under certain conditions the Company has the option to pay interest in cash or in shares of its common stock. The transaction is a private placement with the securities that may be issued being exempt from registration under the Securities Act of 1933.

At August 9, 2006, the date of issuance, the fixed conversion price of the Senior Convertible Debentures of $0.08 represented a discount to the market value of the Company's common stock, which was at a quoted market price of $0.12 per share. In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", the Company determined the relative fair value of the warrants and the Senior Convertible Debentures and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 151%, risk-free interest rate of 4.81% and an expected term of five years. Based upon this calculation, the effective conversion price of Senior Convertible Debentures was determined to be approximately $0.02 per common share, resulting in a beneficial conversion feature of $66,179. The 6,250,000 warrants issued in the closing of the Senior Convertible Debentures have a fair value of $183,821 which was determined utilizing the Black-Scholes option pricing model with the following assumptions used: expected life 5 years, volatility 151%, 0% dividends and a risk-free interest rate 4.86%. These amounts were accounted for as debt discounts associated with the Senior Convertible Debentures and credited to additional paid-in capital during the three month period ended September 30, 2006. The entire debt discounts of $250,000 was simultaneously charged to interest expense since the conversion feature of the Senior Convertible Debentures and the warrants are all immediately exercisable.

NOTE 6. COMMITMENT AND CONTINGENCIES

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

(ii) Beginning on September 1, 2004, a quarterly cash bonus of up to $25,000 as determined on a quarter by quarter basis, if the CAO and/or Sonoma achieved certain quarterly objectives as agreed to in writing by and between the Board of Directors of the Company and the CAO, and,

(iii) For each of the three fiscal years commencing with the year ended June 30, 2005, an option (under its 2004 Stock Option Plan) to purchase 333,000 shares of common stock of Sonoma for the achievement of certain objectives as

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 6. COMMITMENT AND CONTINGENCIES, LITIGATION, CONTINUED

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

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 6. COMMITMENT AND CONTINGENCIES, PROGRAM REVIEW AUDITS AND COMPLIANCE, CONTINUED

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

In addition, there is also a letter of credit requirement imposed by the DOE in the event of a change in control if the Company does not meet the financial standards. Such a change in control occurred on January 25, 2006, the effective date of the Company's registration statement. Management has been advised that the letter of credit requirement for this purpose approximated $407,000 for a one year period. This requirement can be modified and extended. Sonoma's continued eligibility to participate in the federal student financial assistance programs authorized by Title IV Programs is dependent on the approval of the California Bureau of Private Postsecondary and Vocational Education ("BPPVE"), Accrediting Bureau of Health Education Schools ("ABHES") and the Department of Education ("DOE" or "ED"). ABHES and DOE, each of which determined that the effectiveness of the registration statement represented a change of ownership and/or control and therefore, pursuant to each agency's requirements. Consequently the previously issued approvals were suspended as of January 25, 2006. Each of the agencies was required to review and approve the transaction in order for Sonoma to continue to participate in the Title IV Programs. BPPVE approved the Initial Offering prior to January 25, 2006, but ABHES and DOE have not granted this approval as of this filing. ABHES deferred action on Sonoma's change of ownership application until its next regularly scheduled meeting in December, 2006. Sonoma has also submitted its response to issues identified during an evaluation visit. During this process, Sonoma continues to be accredited by ABHES. DOE similarly has not approved Sonoma's change of ownership application following the transaction. On April 6, 2006, DOE started holding federal financial aid funds related to Sonoma students' loans, due mainly to the Company's failure to post a letter of credit previously requested by DOE for approximately $407,000. The letter of credit was requested due to Sonoma's failure to demonstrate financial responsibility following the filing of the SEC registration statement, as defined by the DOE. Sonoma students can therefore not receive any Title IV Program funds until DOE approves the change of ownership. During this period, Sonoma has permitted its Title IV students to start classes while it is waiting

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 6. COMMITMENT AND CONTINGENCIES, PROGRAM REVIEW AUDITS AND COMPLIANCE, CONTINUED

for approval of funding. Sonoma subsequently submitted a revised change of ownership application.

Approval is at the discretion of the DOE dependent upon its evaluation of Sonoma's financial condition for the year ended June 30, 2006. The Company has obtained the appropriate bank approvals for the letter of credit, which must be collateralized by the Company. The letter of credit is expected to be issued upon final acceptance of the form of letter of credit by the DOE. Upon acceptance by the DOE, Sonoma students will again be eligible to receive Title IV funding for which they have applied. Sonoma has accepted students enrolling under these conditions utilizing Title IV funding.

COMMONS STOCK AND STOCK OPTIONS SUBJECT TO RESCISSION

In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, certain options issued in April 2005 may not have been exempt pursuant to Rule 701 of the Securities Act of 1933. Of the 2,570,000 of these options issued under the 2004 Plan, 625,000 non-qualified stock options were issued for services to other than natural persons and were therefore not exempt from registration under Rule 701. In addition these issuances may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. The fair value of these options determined using the Black-Scholes option pricing model of $36,936 originally included in additional paid-in capital in stockholders' (deficit) has been restated as a liability,"Common stock and stock options subject to rescission", in the accompanying condensed consolidated balance sheet as of September 30, 2006. In addition, the Company would be obligated for interest expense in the event of rescission by the each of the option holders, the amount of which is immaterial as of September 30, 2006.

In connection with the registration statement the Company filed on November 22, 2004 on Form SB-2 with the Securities and Exchange Commission, the 375,000 shares of common stock and the option to purchase 250,000 shares of common stock issued to Wisse in July 2005 and the common stock purchase option issued to TLC, LLC in October 2005 may have constituted a general solicitation in the offering of these securities, which would be a violation of Section 5 of the Securities Act of 1933. Consequently these parties may have a right of rescission for the value of these shares and options of $150,763 at September 30, 2006. This amount has been excluded from stockholders' deficit and is included as a component of the liability, Common stock and stock options subject to rescission, in the accompanying condensed consolidated balance sheet as of September 30, 2006. In addition, the Company would be obligated for interest expense in the event of a rescission, the amount of which is immaterial as of September 30, 2006.

REGISTRATION RIGHTS

EITF ("Emerging Issues Task Force") Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized. On August 9, 2006 and October 4, 2006, the Company completed is Senior Convertible Debentures and Secured Promissory Notes transactions, which included certain registration rights and demand registration rights with respect to shares of Company common stock issued and issuable upon exercise of warrants. The Company views these registration rights agreements as a free standing financial instrument that includes liquidated damages which could be deemed substantial. Accordingly the Company views that the interpretive guidance in EITF Issue No. 05-4, view C, provides the best fit for its circumstances and would require a company, in

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 6. COMMITMENT AND CONTINGENCIES, REGISTRATION RIGHTS, CONTINUED

certain circumstances to record a derivative liability. As of September 30, 3006, the amount of any such penalty was deemed to be de-minimus and therefore no liability was recorded in the Condensed Consolidated Financial Statements. Further, management believes that its future exposure to any material penalty or liquidated damages is unlikely given its intention to file the registration statement related to the shares of common stock and the warrants, and to have the registration statement declared effective and remain effective.

NOTE 7. CONSORTIUM AGREEMENT

On August 3, 2004, the Company and Casa Loma College, Inc. ("Casa"), a California Corporation, entered into an academic consortium agreement whereby select Sonoma programs will be operated at Casa's campuses and select Casa programs will be operated at the Company's campuses in the form of "satellite programs". Under the agreement, the Company provides its MRI Technology Program at campuses owned and/or operated by Casa. The agreement stipulates a revenue sharing arrangement based upon net tuition and fees, as defined. For the three months ended September 30, 2006 and 2005, with respect to the Casa Loma program, the Company earned on an accrual basis tuition and fees of $172,000 and $146,000, respectively. The agreement has an initial two-year term, which will renew for successive two-year terms unless notice of cancellation is given by either party to the other within 90 days of the expiration of any term.

NOTE 8. RELATED PARTY TRANSACTIONS

a. On February 26, 2004, as amended on September 12, 2004, Sonoma and Homeland Safety Training, Inc., a company which is majority owned by the former President, Academic Dean, and Director of Sonoma, entered into an Assignment of Rights and Exclusive License and Assumption of Obligations and Sale of Certain Assets Agreement in connection with the license of certain intellectual property consisting of course content and related copyrights. Pursuant to the agreement, as amended, Sonoma granted Homeland Safety Training, Inc. an option to purchase 400,000 shares of common stock of Sonoma at an exercise price of twenty-five cents ($0.25) per share. The option may be exercised during the period beginning on June 30, 2006 and ending on June 30, 2011. (Also See Note 5).

b. During the three month period ended September 30, 2005, pursuant to an oral agreement between Sonoma and Technology Exchange, Inc. ("Technology Exchange"), a company wholly-owned by the Chief Operating Officer, a stockholder and a director, Sonoma incurred $30,000 and $6,665 in consulting fees and reimbursed out-of-pocket expenses, respectively. During the three month period ended September 30, 2006, Sonoma incurred $30,000 and $4,299 in consulting fees and reimbursed out-of-pocket expenses, respectively. In addition, during the three month periods ended September 30, 2006 and 2005, respectively. Technology Exchange advanced $47,185 and $39,291, respectively, in the payment of direct expenses of Sonoma. The services provided by Technology Exchange related to general management, marketing and business development. As of September 30, 2006, $567,064 was due to Technology Exchange in the aggregate, which was evidenced by subordinated notes payable to officers/stockholder (See Note 6c.).

c. During the three months ended September 30, 2006, Sonoma received an aggregate of $344,595 in proceeds from officers/stockholders and Technology Exchange. The cumulative balance as of September 30, 2006 of amounts due to officers/stockholders and Technology Exchange of $2,171,160 is evidenced by the Company's unsecured promissory notes due in December 2007, bearing interest at 7% per annum. Related party interest expense for the three month periods ended September 30, 2006 and 2005 was $33,665 and $7,763, respectively. Related accrued interest included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet amounted to $98,639 as of September 30, 2006. The outstanding balances under the notes are classified as long-term in the

                       SONOMA COLLEGE, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


NOTE 8. RELATED PARTY TRANSACTIONS, CONTINUED

accompanying balance sheet since the balances under the notes (which have a maturity by their terms in December 2007) are subordinated to the Secured Notes issued August 9, 2006 (see Note 5). since their maturity is December 2007

d. Sonoma has entered into a month-to-month arrangement for the use of office space, computer and telephone services with Eduprise LLC, a company that is owned by certain officers/stockholders of the Company that is renewable on a yearly basis. Sonoma has incurred $8,000 and $6,000 under this arrangement for the three months periods ended September 30, 2006 and 2005, respectively.

NOTE 9. SUBSEQUENT EVENT

On October 4, 2006, the Company consummated a private placement with two investors of its 10% Secured Promissory Notes in the gross and net amount of $550,000 and $487,500, respectively. The investors also received 3,055,554 shares of the Company's common stock with a value of $275,000 at the closing date and five year warrants to purchase 280,000 shares of common stock expiring October 4, 2011, exercisable at $0.11 per share. The Secured Promissory Notes are convertible into common shares at the option of the investors at $0.90 per share. The Promissory Notes are secured by a mortgage on the residence of an officer/stockholder and are due April 4, 2007. If not repaid by January 4, 2006, however, an additional 3,055,554 shares of common stock are issuable to the investors. An additional 91,666 shares of common stock valued at $8,250 were issued to a finder. Shares issued in this transaction are subject to certain piggy-back registration rights.

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


GENERAL

We own and operate a private for-profit post-secondary institution that offers students associate degrees, certificates and continuing education in the allied healthcare and homeland security fields. We currently operate two campuses. Our main campus is located in Petaluma, California (about an hour north of San Francisco) and our second campus is located in the downtown financial district of San Francisco.

Our stated strategy is to expand through increased student population at our San Francisco and Petaluma Campuses the establishment of other programs, curricula and relationships through which we can utilize our online platform; and the introduction of Consortium Agreement programs with other institutions. We continue to grow our relationship with Casa Loma to offer our MRI program and with the New York City Fire Department to offer our Homeland Readiness and Emergency Management program. In fiscal 2006, we experienced substantial increases in tuition earned in our physical therapy assistant, MRI and Casa Loma
(MRI) programs, and homeland security programs as a result of incurring substantial additional costs for program and curricula development, facilities, faculty, financial aid, registrar and other administrative costs in fiscal 2005. As can be seen from the table below, our student count has increased substantially over time, especially when comparing the fiscal year-end totals (June 30) to the preceding comparable periods. Although there can be no assurance of this, we expect our student population to continue to increase as a result of the foregoing programs over the next 12 months. Should we continue to achieve increased student population, we anticipate that our operating costs as a proportion of tuition and fee income will decrease in fiscal 2007 as compared to fiscal 2006, consistent with the preceding year. We can give no assurance, however, that this trend will continue. In order to continue funding the foregoing during the year ended June 30, 2006, we expended substantial resources to complete the process to become a publicly traded company; (our registration statement on Form SB-2/A was declared effective by the Securities and Exchange Commission on January 25, 2006); secured a $500,000 revolving credit arrangement, received $100,000 from the issuance of a convertible note (which was converted to equity in June 2006) and received $966,000 in funding from our officers and stockholders. Subsequent to June 30, 2006, we received additional funding through a private placement in August 2006, in which vFinance acted as placement agent, in the net amount of $208,750 (a similar amount to be received upon completing an SEC registration statement) and a bridge financing arrangement in the net amount of $487,500 in October 2006. There can be no assurance however, that our plans will ultimately be successful and we may not achieve adequate revenues or profitability even if we received additional capital under the vFinance arrangement or from the various sources identified, which itself is not certain. While we also substantially reduced selling and marketing expenses we experienced substantial increases in administrative costs principally related to increased professional costs related to our public company status, costs of filing of our SB-2, and legal costs associated with litigation.

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

The following table summarizes student enrollment as of each date:

         June 30, 2005                       224
         September 30, 2005                  230
         December 31, 2005                   267
         March 31, 2006                      270
         June 30, 2006                       260
         September 30, 2006                  185

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005:

Total revenues for the three months ended September 30, 2006 as compared to the comparable period of the preceding year decreased by $85,000 to $505,000, or an aggregate decrease of 14.4%. We experienced a decrease in student enrollment from 230 students at September 30, 2005 to 185 at September 30, 2006. This resulted in decreases in tuition earned in Massage Therapy & MRI offset by increases in revenue in Physical Therapy Assistant, Homeland Security and the Casa Loma consortium (MRI) programs. The MRI decreases resulted principally from the postponement of a semester start in fiscal 2007 to October 2006, whereas the comparable start in fiscal 2006 occurred in September 2005.

In 2004, we began to implement our growth strategy of developing direct sources of revenues and direct programs which we believe will maximize our potential and value in the long run. We entered into our first Consortium Agreement in August 2004, with Casa Loma College whereby select programs of each institution will be operated on the other's campuses in the form of "satellite" programs. The mutually agreed upon initial focus of providing our MRI Technology Program at campuses owned and/or operated by Casa Loma College has been a successful initiaitive for us, as more fully described herein. Net tuition represents gross tuition and fees reduced by defined direct faculty, supervision and certain other associated costs we incur, and the revenue shared with Casa Loma. The initial contract term is for two years, automatically renewable for successive two-year terms unless cancelled by either party. Initial student enrollment under this program commenced on September 27, 2004. For the three months ended September 30, 2006 and 2005 with respect to the Casa Loma program, we reported earned tuition and fees of $172,000 and $146,000, respectively.

We have greatly expanded awareness efforts in our marketplace by enhancing our website and through advertising. In order to support the anticipated growth in student population, we have enhanced the capacity of our institution which reflects itself in increased instructional costs, sales and marketing, and general and administrative expenses. These trends are more fully discussed below. We have entered into other consortium programs, certain of were discontinued because of lack of performance. Others are in process of being implemented.


TUITION AND FEE INCOME:

Revenue from our MRI program, excluding Casa Loma, decreased $87,000 or 39.4% to $134,000 in the three months ended September 30, 2006 as compared to $221,000 in the comparable period of the preceding year. While we continue to attempt to expand this program, which we began in 2002, to meet the demand in the marketplace, revenues decreased as a result of rescheduling a new class start from September 2006 to October 2006. The Casa Loma consortium program described above accounted for an increase of $40,000 or 30.8% to $170,000 in tuition revenue (excluding fees) earned on an accrual basis for the three months ended September 30, 2006 as compared to $130,000 in the comparable period of the preceding year. The additional direct costs of this program include the cost of additional on-line and residential faculty, an instructional online residential program director, and other direct fees and costs associated with specific courses of the curriculum. Certain costs vary with numbers of students, others are fixed costs or are a combination of both.

Homeland Security experienced an increase of $29,000 or 322.2% to $38,000 of earned tuition in the three months ended September 30, 2006 as compared to $9,000 in the comparable period of the preceding year. Physical Therapy Assistant tuition increased by $12,000 or 10.7% to $124,000 for the three months ended September 30, 2006 as compared to $112,000 in the comparable period of the preceding year, as we continued to expand the program in our new Petaluma location. Tuition earned on all Massage Therapy ("MT") programs decreased by $60,000 to $0 for the three months ended September 30, 2006 as compared to $60,000 in the comparable period of the preceding year. We temporarily suspended direct MT student starts in the quarter ended September 30, 2005 while we negotiated and concluded a dissolution of a consortium agreement with the National Holistic Institute. We had originally placed reliance on the National Holistic Institute to provide the MT program. We are moving aggressively to revitalize this important program - we have recruited a new MT director and expect to restart direct instruction in the next quarter.

Tuition earned decreased overall in the MT and MRI (excluding Casa Loma) programs. It increased in more modest amounts in the MRI (Casa Loma), Homeland Security and PTA programs. While tuition earned decreased this period, we expect it to improve next period by improving enrollment through our hiring new professional personnel and faculty, and through greater efforts in our marketing and advertising programs. Tuition and fee income also includes student application and service fees and other miscellaneous items. The aggregate revenues of these sources decreased by $20,000 or 33.9% to $39,000 for the three months ended September 30, 2006 as compared to $59,000 in the comparable period of the preceding year. and represented 7.7% and 10.0% of our total revenues, respectively. Student application and service fees decreased because of lower student count.


OPERATING EXPENSES:

INSTRUCTIONAL COSTS

Instructional costs include direct and indirect salaries and payroll taxes, operating expenses of programs including curricula and Internet costs, and other educational related expenses. Instructional costs decreased by $74,000 or 19.5% to $306,000 for the three months ended September 30, 2006 as compared to $380,000 in the comparable period of the preceding year. We were successful in reducing instructional costs as a percentage of revenue from tuition and fees to 60.1% for the three months ended September 30, 2006 as compared to 64.4% in the comparable period of the preceding year,. This still resulted in a decrease of $11,000 in operating profit (revenues reduced by instructional costs) in the three months ended September 30, 2006 as compared to the comparable period of the preceding year. Direct instructional salaries decreased by $12,000 or 6.7% to $167,000 for the three months ended September 30, 2006 as compared to $179,000 in the comparable period of the preceding year. Program director and related salaries decreased by $41,000 or 39.1% to $64,000 for the three months ended September 30, 2006 as compared to $105,000 in the comparable period of the preceding year. We incurred $34,000 in consortium costs in the three months ended September 30, 2006. The major component was $27,000 in commission expense as compared to $5,000 in the comparable period of the preceding year, an increase of $22,000 or 440.0%, in connection with our related consortium program revenue. We experienced a decrease of $11,000 or 21.6% in non-personnel related instructional costs to $40,000 for the three months ended September 30, 2006 as compared to $51,000 in the comparable period of the preceding year. These costs are generally associated with the growth and support of our programs in which we made major investments in prior periods. We are currently reducing and controlling costs to the extent possible in reaction to our current cash position.

SALES AND MARKETING:

Sales and marketing includes the costs of advertising, promotion, recruitment and associated costs and expenses. Sales and marketing increased $8,000 or 10.8% to $82,000 for the three months ended September 30, 2006 as compared to $74,000 in the comparable period of the preceding year. Recruitment salaries decreased by $23,000 or 74.2% to $8,000 for the three months ended September 30, 2006 as compared to $31,000 in the comparable period of the preceding year. Our plans call for increasing our efforts in this area as our new Chief Academic Officer builds and strengthens staff.

Advertising, marketing and lead generation costs increased $32,000 or 76.2% to $74,000 for the three months ended September 30, 2006 as compared to $42,000 in the comparable period of the preceding year. We increased lead generation and advertising expenses to increase student enrollment even though we have a difficult cash flow position.

GENERAL AND ADMINISTRATION:

General and administration costs increased $183,000 or 37.7% to $668,000 for the three months ended September 30, 2006 as compared to $485,000 in the comparable period of the preceding year. Occupancy costs decreased by $8,000 or 7.0% to $106,000 for the three months ended September 30, 2006 as compared to $114,000 in the comparable period of the preceding year. The decrease was primarily connected to security costs incurred in the period of the preceding year. Telecommunications and travel expense decreased approximately $3,000 and $9,000 respectively. Legal and accounting increased $42,000 or 30.1% to $180,000 for the three months ended September 30, 2006 as compared to $138,000 in the comparable period of the preceding year. In the fiscal 2007 quarter, we continued to incur substantial legal costs related to the Stalcup litigation, which substantially accounted for the increase. We continue to incur substantial professional and other costs, including investor relations costs in fiscal 2006, these amounts have been reduced as compared to fiscal 2005. However, we do anticipate that legal, accounting, consulting and in house costs associated with being a public company, and the future costs of compliance with the Sarbanes-Oxley Act of 2002 will continue to be significant. We also continue to experience increases in office, financial aid and other expenses as we have increased staff, space and operations.


DEPRECIATION AND AMORTIZATION:

Depreciation and amortization expense increased $14,000 or 25.9% to $54,000 for the three months ended September 30, 2006 as compared to $40,000 in the comparable period of the preceding year. Substantially all of the increase relates to additional depreciation associated with acquisition of furniture and computer equipment related expanded facilities, and of amortization related to additional capitalized curricula costs put into service.

INTEREST EXPENSE:

Interest expense increased $278,000 or 1735.5% to $294,000 for the three months ended September 30, 2006 as compared to $16,000 in the comparable period of the preceding year. The increase resulted from additional interest related to capital lease financing, officer/stockholder loans, the revolving line of credit and the vFinance note payable. Interest on officer/stockholder loans amounted to $33,000 the three months ended September 30, 2006 as compared to $8,000 in the comparable period of the preceding year. These amounts have been accrued but not paid to date. As described more fully in Note 5 to the condensed consolidated financial statements included elsewhere herein, we incurred a non-cash interest charge of $250,000 in the quarter ended September 30, 2006. This represents accounting for the discounts related to the Senior Subordinated Notes resulting from a beneficial conversion feature and fair valuation of warrants issued of $250,000 as an immediate interest charge.

NET LOSS:

The increase in the net loss of $511,000 or 231.8 to $898,000 for the three months ended September 30, 2006 as compared to $387,000 in the comparable period of the preceding year resulted from decreases in revenue and increases in general and administrative, depreciation and amortization and interest expense aggregating $577,000 offset by decreases in instructional costs and sales and marketing aggregating $66,000. As detailed above, increases in operating expenses were required to support our significant tuition revenue growth in our regular and new programs and planned future growth. We anticipate tuition revenue and consortium revenue growth to continue. We have experienced increased tuition revenue in fiscal 2006 as compared to the fiscal 2005. As noted above, we experienced a decrease in operating revenue (tuition and other revenue reduced by instructional costs) by $19,000 for the three months ended September 30, 2006 as compared to the comparable period of the preceding year We also recorded a $250,000 non-cash interest discount charge related to our Senior Convertible Debenture transaction. Increased levels and high levels of general and administrative costs, including major costs associated with our public status, litigation, strengthening management supervision and oversight and interest expense associated with additional financing, continued to impair profitability and cash flow.


LIQUIDITY AND CAPITAL RESOURCES

Our condensed consolidated financial statements appearing elsewhere herein have been prepared assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company incurred a net loss of $898,000 for three months ended September 30, 2006. In addition, as of September 30, 2006, the Company had a working capital deficiency of $1,507,000, and a stockholders' deficiency of $3,351,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Our plans in regard to these matters are described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2006, we had cash and cash equivalents of $4,900. This decrease of $61,000 as compared to June 30, 2006 resulted from $564,000 used in operations, $37,000 used in investing activities offset by $540,000 provided by financing activities.

We used and are using proceeds from financing activities to fund working capital, marketing and recruitment activities, the continued strengthening of the management team, administrative staff and faculty. We also incurred substantial legal, accounting, investor relations and consulting costs in as a result of our public company status and litigation matters, which are included in results of operations as described above.

We have generated additional cash to fund operations in the period from July 1, 2005 through June 30, 2006 from officer/stockholders in the net amount of $966,693 evidenced by 7% notes due December 2007, a revolving credit line agreement with Wisse Enterprises LLC in the amount of $500,000 (of which $475,000 was used) and received $100,000 in proceeds of a convertible promissory note with TLC, LLC. Our Chairman, Chief Executive Officer and Executive President of Sonoma College, personally guaranteed the obligations of Sonoma College with respect to the arrangement with Wisse Enterprises. In addition, pursuant to the revolving credit line agreement, Sonoma College issued 375,000 shares of our common stock to Wisse Enterprises and granted Wisse Enterprises an option to purchase 250,000 shares of common stock of our common stock at an exercise price of $0.50 per share. The option expires on the third anniversary of the revolving credit line agreement. The maturity of the revolving line of credit was extended to September 2007 and we converted the $100,000 convertible debenture and accrued interest into 509,375 shares of our common stock, including interest, effective during June 2006. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. See below, however, for a discussion of the rescission liability. In addition we received additional funding through a private placement in August 2006, in which vFinance acted as placement agent, in the net amount of $208,750 (a similar amount to be received upon completing an the SEC registration process related to the shares of our common stock issuable upon conversion and exercise of the warrants), a bridge financing arrangement in the net amount of $487,500 in October 2006 and additional proceeds of notes payable to officers/stockholders.

Effective on August 9, 2006, in a transaction in which vFinance Investments, Inc. ("vFinance") acted as exclusive placement agent, the Company closed on a $500,000 financing with two private investors structured as Senior Convertible Debentures bearing interest at 9% per annum and due February 8, 2008 plus five-year warrants to purchase 6.25 million shares of common stock at $0.10 per share. The Company received gross and net proceeds of $250,000 and $208,750, respectively, on closing. The Company is entitled to the remaining $250,000 upon the effective date of a registration statement to be filed with the Securities and Exchange Commission by the Company with respect to the common stock underlying the conversion of the Senior Convertible Debentures and the exercise of the warrants. The Senior Convertible Debentures are convertible at $0.08 per common share at the option of the holders, into an aggregate of 3,125,000 shares with respect to the initial closing of $250,000 and an additional 3,250,000 shares upon the receipt of the remaining proceeds. The Company has a call provision with respect to the Senior Convertible Debentures if certain conditions for the market price of the Company's stock are satisfied, as defined in the agreement. The common stock underlying the senior convertible debentures and warrants include certain anti-dilution protection provisions and have defined registration rights. In addition, under certain conditions the Company has the option to pay interest in cash or in shares of its common stock. The transaction is a private placement with the securities that may be issued being exempt from registration under the Securities Act of 1933.

At August 9, 2006, the date of issuance, the fixed conversion price of the Senior Convertible Debentures of $0.08 represented a discount to the market value of the Company's common stock, which was at a quoted market price of $.012 per share. In accordance with EITF 00-27, "Application of Issue 98-5 to Certain Convertible Instruments" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios", the Company determined the relative fair value of the warrants and the Senior Convertible Debentures and allocated the proceeds received on a relative fair value basis. The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 151%, risk-free interest rate of 4.81% and an expected term of five years. Based upon this calculation, the effective conversion price of Senior Convertible Debentures was determined to be approximately $0.02 per common share, resulting in a beneficial conversion feature of $66,179. The 6,250,000 warrants issued in the closing of the Senior Convertible Debentures, each of which entitles the holder thereof to purchase shares of our common stock at an exercise price of $0.08, have a fair value of $183,821. These amounts were accounted for as a debt discounts associated with the Senior Convertible Debentures and credited to additional paid-in capital in the three month period ended September 30, 2006. The debt discounts of $250,000 were simultaneously charged to interest expense since the conversion feature of the Senior Convertible Debentures and the warrants are all immediately exercisable.

On October 4, 2006, the Company consummated a private placement with two investors of its 10% Secured Promissory Notes ("Promissory Notes") in the gross and net amount of $550,000 and $487,500, respectively. The investors also received 3,055,554 shares of the Company's common stock with a value of $275,000 at the closing date and five year warrants to purchase 280,000 shares of common stock expiring September 28, 2011, exercisable at $0.11 per share. The Promissory Notes are convertible into common shares at the option of the investors at $0.90 per share. These Promissory Notes are secured by a mortgage on the residence of an officer/stockholder. These notes are due March 28, 2007, however if not repaid by December 28, 2006 an additional 3,055,554 shares of common stock are issuable to the investors. Shares issued in this transaction are subject to certain piggy-back registration rights. Of the net proceeds, $407,000 is intended to be used as collateral for the letter of credit required by the DOE related to the change in control discussed elsewhere herein.

As more fully described in Note 6 to our condensed consolidated financial statements, we must also demonstrate compliance with specific DOE standards of financial responsibility, based upon, among other things, annual audited financial statements in order to maintain eligibility under the various Title IV loan programs. This material must be provided to the DOE by December 31, 2006 for our fiscal year ended June 30, 2006. The DOE then calculates our composite score for financial responsibility based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
(ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount of not less than 50% of the Title IV Program funds for the benefit of our students during our prior fiscal year. Such conditions include reporting results earlier, compliance with debt provisions of loan agreements, limitations on withdrawal of owners including declaring of dividends, and provision of a compliance certificate from its independent auditors, among other terms and conditions. Based upon our financial results for fiscal 2006, we believe that the DOE may determine that we do not satisfy the composite score established for financial responsibility for fiscal 2006. On April 6, 2006, DOE started holding federal financial aid funds related to Sonoma students' loans, due mainly to the Company's failure to post a letter of credit previously requested by DOE for approximately $407,000. In the interim, the Company has permitted its Title IV eligible students to start classes and is waiting for approval of funding.

In addition, there is also a letter of credit requirement imposed by the DOE in the event of a change in control if the Company does not meet financial requirements. Such a change in control occurred in January 2006, on the effective date of the Company's registration statement. Management has been advised that the letter of credit requirement for this purpose approximated $407,000 for a one year period. This requirement can be modified and extended at the discretion of the DOE dependent upon its evaluation of Sonoma's financial condition for the year ended June 30, 2006. The Company has obtained the appropriate bank approvals for the letter of credit, which will be collateralized with assets provided by its Chairman and CEO. The letter of credit is expected to be provided upon final acceptance of the form of letter of credit by the DOE and satisfaction of any other conditions imposed by DOE. Upon acceptance by the DOE, Sonoma students will again be eligible to receive Title IV funding for which they have applied.

Additional funds may be required to support future operations, which may be derived from sources identified above and other sources, including additional equity financing and loan arrangements. While management believes that we will obtain adequate working capital resources to continue operations through September 30, 2007, we may require additional funds to support operations and there is no assurance that adequate sources of capital will be available. In addition there is no assurance that the DOE will approve the continuation of Title IV DOE funding for our students, which would greatly impair our ability to continue to attract students.

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

The Company had no off-balance sheet arrangements as of September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

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

We are not an accelerated filer (as defined in the Exchange Act) and are not required to deliver management's report on internal controls over our financial reporting until our year ending June 30, 2008. We became a public reporting company on January 26, 2006. In our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, during the quarter ended September 30, 2006, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weakness relates to the adequate procedures to insure that all expenses incurred have been recorded in the appropriate accounting period and the need for additional qualified financial accounting personnel.

During the quarter ended September 30, 2006 and in the period subsequent thereto, we have taken specific actions to remediate the reportable conditions and material weakness, including the devotion of additional resources to the quarterly and year-end closing processes and the search for additional qualified financial accounting personnel. We intend to continue to further strengthen our controls and procedures regarding the closing process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

We have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended in the after June 30, 2006. No such sales involved the use of an underwriter, no advertising or public solicitation were involved, the securities bear a restrictive legend and no commissions were paid in connection with the sale of any securities.

o Effective August 9, 2006, the Company closed on the first tranche of a financing transaction with a group of private investors ("Investors") in the amount of $250,000. The financing transaction provides for two tranches, each in the amount of $250,000, for a total financing of $500,000. The second tranche will be consummated upon the effective date of a registration statement to be filed with the Securities and Exchange Commission by the Company with respect to the shares underlying the conversion of the Debentures and the exercise of the Warrants. After deducting commissions and other costs of the first tranche of the offering of $250,000, the Company received proceeds of $208,750. The financing consists of two components: (a) 9% Secured Convertible Debentures of the Company ("Debenture" or "Debentures"), in the principal aggregate amount of $500,000 (two tranches of $250,000 each), due February 8, 2008, such Debentures convertible into shares of the Company's common stock, $0.0001 par value (the "Common Stock") at a per share conversion price at the rate equal to the lesser of: (i) $0.08, subject to adjustment; and (ii) 75% of the average of the 3 lowest closing prices during the 20 trading days immediately prior to the applicable conversion date; and (b) Warrants registered in the name of each Investor with an exercise price of $0.10, subject to adjustment. The Company shall use the net proceeds from the sale of the securities for working capital purposes.

The Debentures shall accrue interest on the principal amount of the Notes at a rate per annum of 9% from August 9, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal amount payments, on August 9, 2008. The Debentures are secured by the assets of the Company and its subsidiaries.

In addition to cash fee and warrants to vFinance Investments, Inc. and its affiliates, for its services as placement agent, the Company also issued 600,000 shares of common stock, valued at $168,000 in the aggregate, to vFinance Investments and certain of its agents, as directed by vFinance.

The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the "Securities Act") and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The shares of common stock underlying the securities sold in this financing transaction will be registered for resale on a registration statement to be filed by the Company in accordance with terms and conditions a registration rights agreement.

o On October 4, 2006, the Company consummated a private placement with two investors of its 10% Secured Promissory Notes in the gross and net amount of $550,000 and $487,500, respectively. The investors also received 3,055,554 shares of the Company's common stock with a value of $275,000 at the closing date and five year warrants to purchase 280,000 shares of common stock expiring September 28, 2011, exercisable at $0.11 per share. The Promissory Notes are convertible into common shares at the option of the investors at $0.90 per share. The Promissory Notes are secured by a mortgage on the residence of an officer/stockholder and are due April 4, 2007. If not repaid by January 4, 2007, however, an additional 3,055,554 shares of common stock are issuable to the investors. An additional 91,666 shares of common stock valued at $8,250 were issued to a finder. Shares issued in this transaction are subject to certain piggy-back registration rights.

The Secured Promissory Notes shall accrue interest on the principal amount of the Notes at 10% per annum from September 30, 2006 and shall be payable, in arrears, subject to the terms and conditions of the Notes, together with principal payments, on the earlier of April 4, 2007 or the date on which the

Company consummates an equity financing or funding transaction in excess of $1,500,000. The Secured Promissory Notes are secured by a mortgage on the residence of our Chairman and CEO.


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


                                        SONOMA COLLEGE, INC.
                                        --------------------
                                            (Registrant)


Dated:  November 20, 2006           By  /s/ Charles D. Newman
                                        ------------------------
                                        Charles D. Newman
                                    Chairman of the Board and President
                                    (Chief Executive Officer and
                                    Chief Financial Officer)